Form 10-Q
period 2002-06-29
PACKAGING DYNAMICS CORP
filed 2002-08-09
CIK 1171159

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED JUNE 29, 2002      COMMISSION FILE NUMBER 0-49741

                         PACKAGING DYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                               32-0009217
     (State or other jurisdiction                  (I.R.S. Employer
           of incorporation)                      Identification No.)

         3900 WEST 43RD STREET
           CHICAGO, ILLINOIS                             60632
(Address of Principal Executive Office)               (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (773) 843-8000




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes [X] No [ ]

         At August 8, 2002, there were 9,452,097 shares of common stock, par value $0.01 per share, outstanding.



================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PACKAGING HOLDINGS, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  JUNE 29, 2002       JUNE 29,       DECEMBER 31,
                                                                                    PRO FORMA           2002            2001
                                                                                 -------------     ------------    -------------
                                                                                  (UNAUDITED)       (UNAUDITED)
                                      ASSETS                                        (NOTE 9)
Current Assets:
   Cash and cash equivalents ................................................... $       2,191     $      2,191    $       1,041
   Accounts receivable trade, net of allowance .................................        24,667           24,667           18,859
   Inventories .................................................................        28,350           28,350           30,692
   Prepaid expenses and other ..................................................         3,816            3,816            3,652
                                                                                 -------------     ------------    -------------
      Total current assets .....................................................        59,024           59,024           54,244
                                                                                 -------------     ------------    -------------

Property, Plant and Equipment:
   Buildings and improvements ..................................................        23,628           23,628           23,584
   Machinery and equipment .....................................................        64,963           64,963           64,484
   Projects in progress ........................................................         1,505            1,505              396
                                                                                 -------------     ------------    -------------
                                                                                        90,096           90,096           88,464
   Less - accumulated depreciation .............................................       (24,361)         (24,361)         (20,930)
                                                                                 -------------     ------------    -------------
                                                                                        65,735           65,735           67,534
   Land ........................................................................         1,276            1,276            1,297
                                                                                 -------------     ------------    -------------

      Total property, plant and equipment ......................................        67,011           67,011           68,831
                                                                                 -------------     ------------    -------------

Other Assets:
   Goodwill, net of accumulated amortization ...................................        34,329           34,329           34,329
   Miscellaneous ...............................................................         2,199            2,199            2,606
                                                                                 -------------     ------------    -------------
      Total other assets .......................................................        36,528           36,528           36,935
                                                                                 -------------     ------------    -------------

Total Assets ................................................................... $     162,563     $    162,563    $     160,010
                                                                                 =============     ============    =============

               LIABILITIES AND MEMBERS' EQUITY/STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt ........................................ $       6,920     $      6,920    $       6,420
   Accounts payable ............................................................        19,315           19,315           16,424
   Accrued salary and wages ....................................................         4,753            3,381            1,763
   Other accrued liabilities ...................................................         5,376            5,376            4,355
                                                                                 -------------     ------------    -------------

      Total current liabilities ................................................        36,364           34,992           28,962
                                                                                 -------------     ------------    -------------

Long-Term Debt .................................................................        71,770           71,770           76,830
Note Payable to Related Party ..................................................          --             19,238           18,132
Deferred Income Taxes ..........................................................         6,689            2,089            2,089
                                                                                 -------------     ------------    -------------
Total Liabilities ..............................................................       114,823          128,089          126,013
                                                                                 -------------     ------------    -------------

Commitments and Contingencies (Note 7) .........................................
                                                                                 -------------     ------------    -------------

Members' Equity/Stockholders' Equity:
   Members' equity .............................................................          --             34,474          33,997
   Common stock, $.01 par value--40,000,000 shares authorized;
   (9,437,747 shares issued and outstanding) ...................................            94             --               --
   Preferred stock, $.01 par value--5,000,000 shares authorized; (no shares
   issued or outstanding).......................................................          --               --               --
   Paid in capital in excess of par value ......................................        49,018             --               --
   Accumulated deficit .........................................................        (1,372)            --               --
                                                                                 -------------     ------------    -------------
      Total members' equity/stockholders' equity ...............................        47,740           34,474           33,997
                                                                                 -------------     ------------    -------------
Total Liabilities and Members' Equity/Stockholders' Equity ..................... $     162,563     $    162,563    $     160,010
                                                                                 =============     ============    =============

         The accompanying notes are an integral part of this statement.

                           PACKAGING HOLDINGS, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              ------------------                      ----------------

                                                          JUNE 29,           JUNE 30,           JUNE 29,            JUNE 30,
                                                            2002               2001               2002                2001
                                                      ---------------     --------------     --------------      --------------

Net sales ........................................    $        65,731     $       59,712     $      125,856      $      116,732
Cost of goods sold ...............................             57,874             52,764            111,027             103,163
                                                      ---------------     --------------     --------------      --------------
Gross profit .....................................              7,857              6,948             14,829              13,569
                                                      ---------------     --------------     --------------      --------------
Operating expenses:
   Selling .......................................              1,858              1,509              3,692               3,154
   General and administrative ....................              2,183              1,683              5,204               3,452
   Amortization of intangibles ...................                 18                235                 36                 467
                                                      ---------------     --------------     --------------      --------------
Total operating expenses .........................              4,059              3,427              8,932               7,073
                                                      ---------------     --------------     --------------      --------------
Income from operations ...........................              3,798              3,521              5,897               6,496

Other income (expense), net ......................               (118)                 4                (13)                  2
Interest expense .................................             (2,280)            (2,803)            (4,576)             (5,809)
                                                      ---------------     --------------     --------------      --------------

Income before income taxes .......................              1,400                722              1,308                 689
Income tax provision .............................                293                 82                681                  28
                                                      ---------------     --------------     --------------      --------------
Net income .......................................    $         1,107     $          640     $          627      $          661
                                                      ===============     ==============     ==============      ==============


         The accompanying notes are an integral part of this statement.

                           PACKAGING HOLDINGS, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                        ----------------

                                                                              JUNE 29, 2002          JUNE 30, 2001
                                                                              -------------          -------------
Cash flows from operating activities:
   Net income...............................................................     $   627                $   661
    Adjustments to reconcile net income to net cash from operating activities:
     Depreciation...........................................................       3,904                  3,578
     Amortization of intangibles assets.....................................          36                    467
     Amortization of deferred finance costs.................................         368                    369
     Loss on disposal of equipment..........................................          13                      2
     Provision for doubtful accounts........................................         (28)                  (136)
     Non-cash charge for long-term incentive compensation...................       1,295                   --
     Non-cash interest to related party.....................................       1,106                    986
     Changes in operating assets and liabilities:
        Accounts receivable.................................................      (5,780)                (1,560)
        Inventories.........................................................       2,225                  4,627
        Other assets........................................................        (164)                  (261)
        Accounts payable and accrued liabilities............................       4,092                 (4,210)
                                                                                 -------                -------
           Net cash from operating activities...............................       7,694                  4,523
                                                                                 -------                -------

Cash flows from (used by) investing activities:
     Proceeds from sale of assets...........................................         245                      1
     Additions to property, plant and equipment.............................      (2,229)                (1,167)
                                                                                 -------                -------

           Net cash used by investing activities............................      (1,984)                (1,166)
                                                                                 -------                -------

Cash flows from (used by) financing activities:
     Payment of financing costs.............................................        --                     (350)
     Principal payments for loan obligations................................      (2,860)                (1,430)
     Proceeds under revolving line of credit................................      21,900                 26,500
     Repayments under revolving line of credit..............................     (23,600)               (27,800)
     Advances to members....................................................        --                     (273)
                                                                                 -------                -------
           Net cash used by financing activities............................      (4,560)                (3,353)
                                                                                 -------                -------
Net increase in cash and cash equivalents...................................       1,150                      4
Cash and cash equivalents at beginning of period............................       1,041                    460
                                                                                 -------                -------
Cash and cash equivalents at end of period..................................     $ 2,191                $   464
                                                                                 =======                =======

Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest...............................................................     $ 2,912                $ 4,514
     Income taxes...........................................................         249                     33




         The accompanying notes are an integral part of this statement.

                           PACKAGING HOLDINGS, L.L.C.
                 CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                                           RETAINED      ACCUMULATED
                                             CONTRIBUTIONS  ADVANCES       EARNINGS         OTHER
                                                FROM           TO       (ACCUMULATED   COMPREHENSIVE       MEMBERS'   COMPREHENSIVE
                                               MEMBERS       MEMBERS       DEFICIT)          LOSS           EQUITY    INCOME (LOSS)
                                             -----------   --------     -----------    -------------     ----------   -------------
Balance at December 31, 2000                 $    34,579   $    (25)    $    (2,074)   $        --       $   32,480
Net income                                                                    2,344                           2,344   $       2,344
Due from members                                               (273)                                           (273)
Other comprehensive income (loss):
 Cumulative effect of change in
  accounting principle for derivatives
  and hedging activities                                                                         363            363             363
 Reclassification of derivative losses to
  earnings                                                                                       416            416             416
 Change in fair value of derivative
  instruments                                                                                 (1,333)        (1,333)         (1,333)
                                             -----------   --------     -----------    -------------     ----------   -------------
Comprehensive income                                                                                                  $       1,790
                                                                                                                      =============

Balance at December 31, 2001                      34,579       (298)            270             (554)        33,997
Net income                                                                      627                             627   $         627
Other comprehensive income (loss):
 Reclassification of derivative losses to
  earnings                                                                                       518            518             518
 Change in fair value of derivative
  instruments                                                                                   (668)          (668)           (668)
                                             -----------   --------     -----------    -------------     ----------   -------------
Comprehensive income                                                                                                  $         477
                                                                                                                      =============

Balance at June 29, 2002 (Unaudited)         $    34,579   $   (298)    $       897    $        (704)    $   34,474
                                             ===========   ========     ===========    =============     ==========


         The accompanying notes are an integral part of this statement.

                           PACKAGING HOLDINGS, L.L.C.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      Packaging Holdings, L.L.C. (the "Company" or "Packaging Holdings") is a limited liability company organized under the laws of the State of Delaware. The Company is the sole member of Packaging Dynamics, L.L.C. ("PDLLC") which is the parent company of several operating subsidiaries. References to the Company or Packaging Holdings herein reflect the consolidated results of Packaging Holdings, L.L.C.

      Packaging Dynamics Corporation ("Packaging Dynamics") is a Delaware corporation established as a holding company to own all of the limited liability company interests in Packaging Holdings in connection with the distribution of certain ownership interests in the business of Packaging Holdings. See Note 9-- Subsequent Event.

      In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the six months ended June 29, 2002 and June 30, 2001 and the financial position at June 29, 2002. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

INVENTORIES

      Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at June 29, 2002 and December 31, 2001 consist of the following:

                                                JUNE 29,     DECEMBER 31,
                                                  2002           2001
                                               ----------    ------------

Raw materials                                  $   12,672    $     11,211
Work-in-process                                     1,271           1,385
Finished goods                                     14,407          18,096
                                               ----------    ------------
                                               $   28,350    $     30,692
                                               ==========    ============

PROPERTY, PLANT AND EQUIPMENT

      The Company capitalizes expenditures for major renewals and betterments at cost and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method over the estimated useful lives (generally 31 years for buildings, 15 to 31 years for improvements and 7 to 12 years for machinery and equipment).

      The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in the current operating results.

                           PACKAGING HOLDINGS, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



LONG-LIVED ASSETS

      Long-lived assets, including property, plant and equipment, other assets and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. No such impairment has occurred in 2002 or 2001.

      During the first quarter of 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 generally establishes a standard framework from which to measure impairment of long-lived assets and expands discontinued operations income statement presentation to include a component of the entity. The adoption did not have a material effect on the Company's consolidated financial position or cash flows.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial position or cash flows.

GOODWILL AND OTHER INTANGIBLE ASSETS

      On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling-of-interest method of accounting for business combinations and require goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. A comparison of net income for the first six months of 2002 and net income for the first six months of 2001 adjusted to remove goodwill amortization is as follows:

                                                 SIX MONTHS ENDED
                                                 ----------------
                                            JUNE 29,         JUNE 30,
                                              2002             2001
                                              ----             ----

Reported net income                          $  627           $   661
Add back:  Goodwill amortization                --                467
                                             ------           -------
Adjusted net income                          $  627           $ 1,128
                                             ======           =======


      Impairment of goodwill is measured according to a two--step approach. In the first step, the fair value of a reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit less the fair values of all the other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. According to this statement, any impairment loss recognized as a result of its initial application will be reported as resulting from a change in accounting principle. The Company completed the first of the required impairment tests during the first half of 2002 which indicated no transitional impairment charge was required.

                           PACKAGING HOLDINGS, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

      The Company recognizes all derivative instruments as assets or liabilities at fair value, with the related gain or loss reflected within members' equity through accumulated other comprehensive income (loss) or within operations depending upon the nature of the derivative instrument.

      The Company maintains interest rate swap agreements that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. Such derivative financial instruments are recorded at fair value of a loss of $704 at June 29, 2002 in accrued liabilities within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the swap could be settled with a third party, are recorded in other comprehensive income (loss). The differentials to be received or paid under the interest rate swap agreements are recognized in income over the life of the contract as adjustments to interest expense.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002" which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 with early application encouraged. The Company does not expect SFAS No. 145 to have a material effect on our consolidated financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference in accounting under SFAS No. 146 is that a liability for the cost associated with an exit or disposal activity cannot be recognized until the liability has been incurred. Under EITF 94-3, an exit cost liability could be recognized at the date of any entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on our consolidated financial position or cash flows.


NOTE 2--OTHER ASSETS

      Other assets at June 29, 2002 and December 31, 2001 consist of the following:

                                                  JUNE 29,        DECEMBER 31,
                                                    2002              2001
                                                  --------       ------------

Covenants not to compete                          $  5,216       $     5,216
Deferred financing costs                             4,515             4,515
                                                  --------       -----------
                                                     9,731             9,731
Accumulated amortization                            (7,532)           (7,125)
                                                  --------       -----------
                                                  $  2,199       $     2,606
                                                  ========       ===========

                           PACKAGING HOLDINGS, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS )
                                   (UNAUDITED)



NOTE 3--LONG-TERM DEBT

      Long-term debt at June 29, 2002 and December 31, 2001 consists of the following:

                                                                     JUNE 29,          DECEMBER 31,
                                                                       2002                2001
                                                                   -------------      --------------

 Senior Credit Facility:
    Tranche A Term Loan                                            $      15,875      $       18,375
    Tranche B Term Loan                                                   57,715              58,075
    Revolving credit loan                                                   --                 1,700
 Seller note payable                                                       3,000               3,000
 Baxter Springs facility HUD loan                                          2,100               2,100
                                                                   -------------      --------------
    Subtotal                                                              78,690              83,250
 Current maturities of long term debt                                     (6,920)             (6,420)
                                                                   -------------      --------------
 Long-term debt                                                    $      71,770      $       76,830
                                                                   =============      ==============

NOTE 4--RELATED PARTY TRANSACTIONS

      The Company issued a $12,500 note subordinated to the Senior Credit Facility on November 20, 1998 to IPMC, Inc., an indirect wholly-owned subsidiary of Ivex Packaging Corporation ("Ivex"), in connection with the acquisition of the assets of Ivex's paper mill operations located in Detroit, Michigan. Interest on this note was paid-in-kind at a rate of 12% on a semi-annual basis. The note is unsecured and matures on November 21, 2005. On July 1, 2002, the note payable of $19,238 was canceled.

      Pursuant to a consulting agreement, the Company paid Ivex an annual consulting fee for management and administrative services rendered to the Company by Ivex including financial, tax, accounting and legal services. During the first six months of 2002 and 2001, the Company recorded consulting fee expense of $250 and $269, respectively, related to this agreement. On July 1, 2002, the consulting agreement was canceled.

NOTE 5--INCOME TAXES

      The Company's federal and state taxable income is reported by the Company's members on their income tax returns as if the Company was a partnership.

      International Converter, Inc. ("ICI"), an operating subsidiary of the Company, has remained a taxable C corporation since its acquisition by the Company. As a result, the Company provides for federal and state income taxes on the income of the ICI subsidiary. Furthermore, the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities of ICI.

NOTE 6--EMPLOYEE BENEFIT PLANS

      The Company has an unfunded 2001 Long-Term Incentive Compensation Plan (the "2001 LTIP") for certain key executives. Under the terms of this plan, 3,000,000 incentive units, subject to adjustment, and representing 8.2% of the fully diluted outstanding limited liability shares, have been granted. The plan is designed to reward these individuals on the increased equity value of the Company, and provides that 40% of the incentive units were earned on the effective date and the remaining 60% can be earned based upon the Company's attainment of certain annual earnings targets. Participants in the plan vest on a pro-rata basis over three years from the plan's origination date. In the event the Company completes a transaction which causes a substantial change in ownership control, the plan provides for an accelerated vesting schedule. Primarily as a result of the merger and distribution announced on March 18, 2002 (see Note 9 -- Subsequent Events), the equity value of the Company increased and accordingly, the Company recorded a long-term incentive compensation charge of $1,295 during the first six months of 2002. The $1,295 long-term incentive compensation charge recorded during the first six months of 2002 represents the earned and vested portion of the Long-Term Incentive Compensation Plan for certain key executives through June 29, 2002.

                           PACKAGING HOLDINGS, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



NOTE 7--COMMITMENTS AND CONTINGENCIES


      The Company is currently a party to various legal proceedings in various federal and state jurisdictions arising out of the operations of its business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, would not have a material effect on the Company's financial condition, results of operations or liquidity.

      The Company's manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. From time to time, the Company is involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. The Company believes that it is in substantial compliance with applicable environmental regulations and does not believe that costs of compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

NOTE 8--RESTRUCTURING CHARGE

      At June 29, 2002 and December 31, 2001, there was $92 and $127, respectively, of severance and other benefits costs remaining to be paid in future periods.

The reserve for restructuring charge was as follows:

                                                                        SIX MONTHS       YEAR ENDED
                                                                           ENDED         DECEMBER 31,
                                                                       JUNE 29, 2002        2001
                                                                       -------------     ------------


Balance at the beginning of the period                                   $    127         $    567
Payments of severance and other benefits                                      (35)            (440)
                                                                         --------         --------
Balance at the end of the period                                         $     92         $    127
                                                                         ========         ========


NOTE 9--SUBSEQUENT EVENTS AND PRO FORMA BALANCE SHEET

      On March 18, 2002, the board of directors of Ivex approved a merger agreement providing for the merger with Ivex of a wholly-owned subsidiary of Alcoa Inc. As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings. To facilitate the distribution, Ivex formed Packaging Dynamics to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed its shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger.

                           PACKAGING HOLDINGS, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




      Also in connection with the merger and distribution, the Company changed its corporate structure from that of a limited liability company to a C-corporation in connection with the distribution; the $12,500 12% subordinated note payable to Ivex including accreted interest totaling approximately $19,238 was forgiven; and, the consulting agreement with Ivex was canceled.
The unaudited pro forma column of the balance sheet at June 29, 2002 has been prepared to show the effect that this transaction would have had on the balance sheet if it had occurred on June 29, 2002.

      Stock Options--On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 LTIP described above, stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 Long Term Incentive Stock Plan. Additionally, on July 1, 2002, Packaging Dynamics granted to former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share that was below the fair market value of Packaging Dynamics common stock on the grant date and, although fully vested, are not exercisable for three years after the grant date. Consequently, the Company has the right to repurchase an executive's options if he terminates employment before the end of the three-year period. The announcement of the merger and distribution on March 18, 2002 resulted in an increase in the value of the Company and in turn in the valuation of the incentive units under the 2001 LTIP. The Company expects to record a total non-cash compensation charge of approximately $2,667 (of which $1,295 was taken in the first six months of 2002) in fiscal 2002 related to these management incentive plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITIONS AND RESULT OF OPERATIONS (DOLLARS IN THOUSANDS)


         The following discussion addresses the consolidated financial statements of Packaging Holdings, L.L.C. (the "Company," "Packaging Holdings," "We" or "Our") which is a limited liability company organized under the laws of the State of Delaware and wholly owned by Packaging Dynamics Corporation ("Packaging Dynamics"). The Company is the sole member of Packaging Dynamics, L.L.C. ("PDLLC") which is the parent company of several operating companies.

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

Net Sales

         Net sales increased by 10.1% during the second quarter of 2002 over our net sales during the corresponding period in 2001. The increase primarily resulted from additional volumes associated with promotional business of higher sales price foil based sandwich wrap products with major quick service restaurants (QSR'S). Overall, net sales of foodservice products increased $6,320 during the three months ended June 29, 2002 compared to the prior year. The increased sales volume was partially offset by decreased selling price for paper based products at some of our locations resulting from lower raw material costs and increased competitive pricing in the marketplace.

Gross Profit

         Gross profit increased 13.1% during the second quarter of 2002 compared to the corresponding period in the 2001 primarily as a result of the increased sales volume. The gross profit margin was 12% which was .4% higher than the same period in 2001. The current period gross profit margin was favorably impacted by lower raw material and energy costs partially offset by increased competitive pricing in the marketplace.

Operating Expenses

         Selling and administrative expenses increased $849 or 26.6% during the second quarter of 2002 compared to the corresponding period in 2001. As a percentage of net sales, selling and administrative expenses increased to 6.1% during 2002 compared to 5.3% in 2001. The increase resulted primarily from long-term incentive compensation expense and higher selling expenses associated with the sales and marketing efforts of obtaining additional sales volumes of specialty and converted paper and foil products and new product development costs.

         In conjunction with the merger and distribution announced by Ivex on March 18, 2002, our equity value increased and we recorded a non-cash charge during the three months ended June 29, 2002. We recorded additional long-term incentive compensation expense of $219 that represented incremental earning and vesting related to the 2001 Long-Term Incentive Compensation Plan for certain key executives during the three months ended June 29, 2002. For the three months ended June 30, 2001, the Company recorded no expense related to this plan.

         On January 1, 2002, we adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements eliminate the pooling-of-interest method of accounting for business combinations and requires goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. The application of this statement resulted in the reduction of goodwill amortization of $235 for the three months ended June 29, 2002 compared to the corresponding period in 2001.

Income From Operations.

         Income from operations and operating margins were $3,798 and 5.8%, respectively, during the second quarter of 2002 compared to income from operations and operating margin of $3,521 and 5.9%, respectively, during the second quarter of 2001. The increase in operating income resulted primarily from the increased sales volume and the elimination of amortization of goodwill. The decrease in operating margin during the second quarter of 2002 compared to 2001 resulted primarily from increase in operating expenses.

Other Income (Expense)

         Other expense of $118 during the second quarter of 2002 was primarily attributable to the loss on the sale of certain converting equipment. The elimination of this equipment is part of our ongoing productivity improvement program. We expect to continue the productivity improvement program which may result in future gains or losses on the sale of equipment.

Interest Expense

         Interest expense during 2002 was $2,280 compared to $2,803 during the same period in 2001. The decrease in interest expense in 2002 compared to 2001 resulted primarily from decreased average outstanding indebtedness and reduced interest rates. The average interest rate on borrowings on our senior credit facility were approximately 2.16% less during 2002 compared to 2001. This decrease in 2002 was partially offset by an increase in paid-in-kind interest accruing on the 12% Promissory Note payable to Ivex. Paid-in-kind interest expense on the 12% Promissory Note was $558 and $500 during 2002 and 2001.

Income Taxes

         Federal and state taxable income is reported by the members on their income tax returns as if we were a partnership. International Converter, Inc. ("ICI") has remained a taxable C corporation since its acquisition by us in July, 1999. As a result, we provide for federal and state income taxes on the income of the ICI subsidiary. The income tax expense for the second quarter of 2002 was $293 as compared to $82 in the second quarter of 2001. The increase in income tax expense was primarily associated with strong earnings on products sold through ICI.

Net Income

         Net income increased to $1,107 during the second quarter of 2002 compared to net income of $640 in the prior year. The increase was primarily attributable to the higher sales volume and margins and the reduction in amortization of goodwill. These favorable items were negatively offset by higher operating expenses including the long-term incentive compensation charge.

EBITDA and Adjusted EBITDA

         We have presented EBITDA information solely as supplemental disclosure because we believe that it is generally accepted as providing useful information regarding our ability to service or incur debt. We have furnished adjusted EBITDA to provide additional information regarding supplemental items that we believe are of interest to investors.

         EBITDA consists of earnings from operations plus depreciation and amortization. EBITDA should not be construed as an alternative to earnings from operations as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, as a measure of liquidity or as an alternative to cash flow from operating activities as determined in accordance with generally accepted accounting principles. We have significant uses of cash flow, including capital expenditures and debt principal repayments that are not reflected in EBITDA. It should also be noted that not all companies that report EBITDA or Adjusted EBITDA information calculate EBITDA or Adjusted EBITDA in the same manner as we do.

      Adjusted EBITDA is EBITDA plus the supplemental adjustments summarized in the table below. Adjusted EBITDA is not a calculation prepared in accordance with generally accepted accounting principles. It should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles and is not indicative of operating profit or cash flow from operations as determined under generally accepted accounting principles. EBITDA and Adjusted EBITDA for the three months ended June 29, 2002 and June 30, 2001 are computed as follows:

                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                                JUNE 29,         JUNE 30,
                                                                  2002            2001
                                                              ----------       ---------

Income from operations, as reported                           $    3,798       $   3,521
Depreciation and amortization                                      1,981           2,039
                                                              ----------       ---------
EBITDA                                                             5,779           5,560
Long-Term incentive compensation expense                             219            --
                                                              ----------       ---------

Adjusted EBITDA                                               $    5,998       $   5,560
                                                              ==========       =========

         In the three months ended June 29, 2002, Adjusted EBITDA and Adjusted EBITDA margins were $5,998 and 9.1% respectively as compared to $5,560 and 9.3% respectively in the three months ended June 30, 2001. The increase in Adjusted EBITDA primarily resulted from increased sales volume and improved gross profit. The decrease in Adjusted EBITDA margin primarily resulted from increased operating expenses.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

Net Sales

         Net sales increased by 7.8% during the first six months of 2002 over our net sales during the corresponding period in 2001. The increase primarily resulted from additional volume associated with promotional business of higher sales price foil based sandwich wrap products with major quick service restaurants (QSR'S). Overall, net sales of foodservice products increased $10,727 during the six months ended June 29, 2002 compared to the prior year. The increased sales volume was partially offset by decreased selling price for paper based products at all locations resulting from lower raw material costs and increased competitive pricing in the marketplace.

Gross Profit

         Gross profit increased 9.3% during the first six months of 2002 compared to the corresponding period in the prior year primarily as a result of the increased sales volume. The gross profit margin was 11.8% which was .2% higher than 2001. The current period gross profit margin was favorably impacted by lower raw material and energy costs partially offset by increased competitive pricing in the marketplace.

Operating Expenses

         Selling and administrative expenses increased $2,290 or 34.7% during the six months ended June 29, 2002 compared to the corresponding period in 2001. As a percentage of net sales, selling and administrative expenses increased to 7.1% during 2002 compared to 5.7% in 2001. The increase resulted primarily from long term incentive compensation expense and higher selling expenses associated with the sales and marketing efforts of obtaining additional sales volumes of specialty and converted paper and foil products and new product development costs.

         In conjunction with the merger and distribution announced by Ivex on March 18, 2002, our equity value increased and accordingly, we recorded a non-cash charge of $1,295 during the six months ended June 29, 2002. The $1,295 long-term incentive compensation expense recorded during the six months ended June 29, 2002 represents the earned and vested portion of the 2001 Long-Term Incentive Compensation Plan for certain key executives through June 29, 2002. For the six months ended June 30, 2001, we recorded no expense related to this plan.

         On January 1, 2002, we adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements eliminate the pooling of interest method of accounting for business combinations and requires goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. The application of this statement resulted in the reduction of goodwill amortization of $467 for the six months ended June 29, 2002 compared to the corresponding period in 2001.

Income From Operations

         Income from operations and operating margins were $5,897 and 4.7%, respectively, during the first six months of 2002 compared to income from operations and operating margin of $6,496 and 5.6%, respectively, during the same period of 2001. The decrease in operating income and margin in 2002 compared to 2001 primarily resulted from the long-term incentive compensation expense, additional selling expenses associated with obtaining additional specialty and converted paper and foil sales and increased product development costs. These unfavorable factors were partially offset by the increased sales volume, improved gross profit margins and the elimination of amortization of goodwill in 2002.

Other Income (Expense)

         Other expense of $13 during 2002 was comprised of a loss on the sale of converting equipment of $118 recorded during the second quarter of 2002 partially offset by a gain on the sale of a parcel of land in Ohio recorded during the first quarter of 2002.

Interest Expense

         Interest expense during 2002 was $4,576 compared to $5,809 during the same period in 2001. The decrease in interest expense in 2002 compared to 2001 resulted primarily from decreased average outstanding indebtedness as a result of reductions in working capital and reduced interest rates. The average interest rate on borrowings on our senior credit facility were approximately 1.74% less during 2002 compared to 2001. This decrease in 2002 was partially offset by an increase in paid-in-kind interest accruing on the 12% Promissory Note payable to Ivex. Paid-in-kind interest expense on the 12% Promissory Note was $1,106 and $986 during the first six months of 2002 and 2001, respectively.

Income Taxes

         Federal and state taxable income is reported by the members on their income tax returns as if we were a partnership. International Converter, Inc. ("ICI") has remained a taxable C corporation since its acquisition by us in July, 1999. As a result, we provide for federal and state income taxes on the income of the ICI subsidiary. The income tax expense for the first quarter of 2002 was $681 as compared to $28 in the same period of 2001. The increase in income tax expense was primarily associated with strong earnings on products sold through ICI.

Net Income

         Net income was $627 during the first six months of 2002 compared to net income of $661 in the prior year. The decrease was primarily attributed to the $1,295 long-term incentive expense in 2002 partially offset by increased sales volume and reduced interest expense.

EBITDA and Adjusted EBITDA

         We have presented EBITDA information solely as supplemental disclosure because we believe that it is generally accepted as providing useful information regarding our ability to service or incur debt. We have furnished adjusted EBITDA to provide additional information regarding supplemental items that we believe are of interest to investors.

         EBITDA consists of earnings from operations plus depreciation and amortization. EBITDA should not be construed as an alternative to earnings from operations as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, as a measure of liquidity or as an alternative to cash flow from operating activities as determined in accordance with generally accepted accounting principles. We have significant uses of cash flow, including capital expenditures and debt principal repayments that are not reflected in EBITDA. It should also be noted that not all companies that report EBITDA or Adjusted EBITDA information calculate EBITDA or Adjusted EBITDA in the same manner as we do.

         Adjusted EBITDA is EBITDA plus the supplemental adjustments summarized in the table below. Adjusted EBITDA is not a calculation prepared in accordance with generally accepted accounting principles. It should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles and is not indicative of operating profit or cash flow from operations as determined under generally accepted accounting principles. EBITDA and Adjusted EBITDA for the six months ended June 29, 2002 and June 30, 2001 are computed as follows:



                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                               JUNE 29,        JUNE 30,
                                                                 2002            2001
                                                              ---------      ----------

Income from operations, as reported                           $   5,897      $    6,496
Depreciation and amortization                                     3,940           4,045
                                                              ---------      ----------
EBITDA                                                            9,837          10,541
Long-Term incentive compensation expense                          1,295            --
                                                              ---------      ----------
Adjusted EBITDA                                               $  11,132      $   10,541
                                                              =========      ==========

         In the six months ended June 29, 2002, Adjusted EBITDA and Adjusted EBITDA margins were $11,132 and 8.9% respectively as compared to $10,541 and 9.0% respectively in the six months ended June 30, 2001. The increase in Adjusted EBITDA primarily resulted from increased sales volume and gross profit margin. The decrease in Adjusted EBITDA margin primarily resulted from increased operating expenses.


DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

         On December 12, 2001, the SEC issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". We have been advised that FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation including the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

         Our accounting policies are disclosed in Note 1 to our interim consolidated financial statements. The more critical of our policies include revenue recognition, long-lived assets and the use of estimates in valuing inventories and accounts receivable which are described below.

Revenue Recognition

         We recognize revenue primarily at the time title transfers to the customer (generally upon shipment of products). Our revenue recognition policies are in accordance with Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements". Shipping and handling costs are included as a component of cost of goods sold.

Inventories

         We state inventories at the lower of cost or market using the first-in, first-out, or FIFO, method to determine the cost of raw materials and finished goods. This cost includes raw materials, direct labor and manufacturing overhead. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Accounts Receivable

         Accounts receivable from sales to customers are unsecured, and we value accounts receivable net of allowances for doubtful accounts. These allowances are based on estimates of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning.

Long-Lived Assets

         Long-lived assets, including property, plant and equipment, other assets and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) is less the carrying amount of the asset, an impairment loss is recognized.

LIQUIDITY AND CAPITAL RESOURCES

         At June 29, 2002, we had cash and cash equivalents of $2,191, and $23,675 was available under the revolving portion of the Senior Credit Facility. Our working capital at June 29, 2002 was $24,032.

         Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund principal short-term and long-term cash requirements.

         The Senior Credit Facility provides for Term A Loans and Term B Loans totaling $89,250 and a $25,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. The Term A Loan had a balance of $15,875 at June 29, 2002 and is required to be repaid in quarterly payments totaling $2,500 in 2002, $6,000 in 2003, and $7,375 in 2004. The Term B Loan had
a balance of $57,715 at June 29, 2002 and is required to be repaid in quarterly payments totaling $360 in 2002, $720 in 2003, $28,400 in 2004 and $28,235 in
2005.

         Loans under the Senior Credit Facility are designated from time to time, at our election, either (1) as Eurodollar Loans, which bear interest at a rate based on the London Interbank Offered Rate, or LIBOR, adjusted for regulatory reserve requirements, or (2) as Base Rate Loans, which bear interest at a rate based on the Federal Funds Rate or the prime rate. The interest rate on Eurodollar Loans is equal to LIBOR plus an applicable percentage that varies with the leverage ratio of PDLLC and its consolidated subsidiaries. The interest rate on Base Rate Loans is equal to

         - a base rate equal to the greater of (1) the Federal Funds rate plus 1/2 of 1% and (2) the prime rate, plus

         - an applicable percentage that varies with the leverage ratio of PDLLC and its consolidated subsidiaries.

         Accordingly, Tranche A Term Loans and revolving loans bear interest at rates of up to 2.5% plus the base rate, in the case of Base Rate Loans, and up to 3.5% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term Loans bear interest at rates of up to 3.25% plus the base rate, in the case of Base Rate Loans, and up to 4.25% plus LIBOR, in the case of Eurodollar Loans.

         At June 29, 2002, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 2.75% plus LIBOR and 3.75% plus LIBOR, respectively, compared with 3.50% plus LIBOR and 4.25% plus LIBOR, respectively, at June 30, 2001. As of June 29, 2002, we had interest rate swap agreements with a group of banks having notional amounts totaling $40,000 and maturing on December 10, 2003. These agreements effectively fix our LIBOR rate for $40,000 of our indebtedness at a rate of 3.83%. Borrowings are collateralized by substantially all of the assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on November 20, 2004 and the Term B Loan will terminate on November 20, 2005.

      Under the Senior Credit Facility, PDLLC is required to comply on a quarterly basis with the following four financial covenants:

         - under the leverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of total funded debt to consolidated EBITDA for the 12-month period then ended must not exceed specified levels, decreasing from 3.5 to 1 at present to 2 to 1 from and after April 1, 2004;

         - under the interest coverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of consolidated EBITDA for the 12-month period then ended to cash interest expense for such 12-month period must be equal to or greater than certain specified levels, increasing from 2.75 to 1 at present to 4 to 1 from and after July 1, 2004;

         - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, PDLLC's ratio of consolidated EBITDA less capital expenditures and taxes to PDLLC's cash interest expense and scheduled funded debt payments must be equal to or greater than certain specified levels, increasing from 1.1 to 1 at present to 1.3 to 1 from and after January 1, 2003; and

         - under the net worth covenant, Packaging Holdings consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than $27,500 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Holdings (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended December 31, 1998 and (2) 50% of the net cash proceeds from any equity issuance after November 20, 1998 by Packaging Holdings or any subsidiary of Packaging Holdings.

      For purposes of the Senior Credit Facility, consolidated EBITDA, calculated on a consolidated basis for PDLLC and its subsidiaries, consists of
(1) net income, excluding the effect of any extraordinary or other non-recurring gains or losses or non-cash losses, plus (2) an amount which, in the determination of net income, has been deducted for interest expense, taxes, depreciation and amortization.

      The Senior Credit Facility also contains various negative covenants that, among other things, require Packaging Holdings and its subsidiaries to limit future capital expenditures, borrowings, dividend payments, and payments to related parties, and restricts Packaging Holdings' ability and the ability of its subsidiaries to merge or consolidate. In addition, the Senior Credit Facility prevents our subsidiaries from making distributions, prohibits changes in the nature of business conducted by our subsidiaries and effectively requires, subject to limited exceptions, that Packaging Dynamics' pre-distribution stockholders, other than Ivex, retain beneficial ownership of at least 51% in Packaging Dynamics. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the senior credit facility. We believe that we are currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

      Packaging Holdings issued the 12% Promissory Note in the amount of $12,500 to Ivex on November 20, 1998 in connection with the acquisition of Ivex's paper mill operations located in Detroit, Michigan. Interest on this note is currently paid in kind at a rate of 12% on a semi-annual basis, and the note had an accreted value of $19,238 at June 29, 2002. The 12% Promissory Note is unsecured, subordinated to the Senior Credit Facility and matures on November 21, 2005. The note was cancelled on July 1, 2002 in connection with the distribution.

      On July 14, 1999, Packaging Holdings issued a $3,000 note to the sellers in connection with the acquisition of ICI. Interest on this note is 7.5% payable semi-annually commencing on December 31, 1999. This note is unsecured and subordinated to the senior credit facility. The note matures on July 14, 2004 and may be accelerated under specified circumstances, including a change in control or an acceleration under the Senior Credit Facility.

      The Senior Credit Facility and the ICI note include terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. We do not believe that the distribution and common stock exchange as described in the merger agreement by and between Ivex and Alcoa will result in a change in control as defined in the Senior Credit Facility or the ICI note.

      We have outstanding obligations under debt agreements with the U.S. Department of Housing and Urban Development, or HUD, in the form of promissory notes payable to the City of Baxter Springs. These notes bear interest at rates varying from 4.57% to 6.57%, as determined by HUD, and interest is payable on a semi-annual basis. These notes are payable in annual installments of $700 through August 2004. Borrowings are collateralized by a first lien on the land and building at our Baxter Springs, Kansas production facility and by a second lien on specified machinery and equipment. Under specified circumstances, repayment of the borrowings is subordinated to the repayment of obligations under the senior credit facility.

      To reduce the impact of changes in interest rates on our variable rate debt, the Company has entered into interest rate derivative instruments, which are discussed in " -- Quantitative and Qualitative Disclosures About Market Risk".

      We made capital expenditures for the six months ended June 29, 2002 and June 30, 2001 of $2,229 and $1,167, respectively. The increase in capital expenditures during 2002 compared to 2001 resulted primarily from expenditures that are expected to improve and increase converting productivity and capacity as well as reduce utility related costs at our paper mill facility. At June 29, 2002, we have capital projects ongoing at all locations. In 2002, capital expenditures are expected to approximate $5,000.

      During the six months ended June 29, 2002, we made payments related to restructuring reserves totaling $35. The remaining reserve balance at June 29, 2002 of $92 represents future severance payments.

      On January 22, 2002, the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." While the SEC intends to consider rulemaking regarding the topics addressed in this statement and other topics covered by management's discussion and analysis, the purpose of this statement is to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics described. Generally, FR-61 addresses disclosure relating to (1) liquidity and capital resources, including "off balance sheet" arrangements, (2) certain trading activities that include non-exchange traded contracts accounted for at fair value and (3) effects of transactions with related and certain other parties.

      The Senior Credit Facility requires PDLLC to maintain specified financial ratios and levels of tangible net worth. PDLLC was in compliance with those covenants as of June 29, 2002, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($73,590 as of June 29, 2002) and foreclosure on the collateral securing those obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material effect on our consolidated financial position or cash flows.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002" which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 with early application encouraged. We do not expect SFAS No. 145 to have a material effect on our consolidated financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference in accounting under SFAS No. 146 is that a liability for the cost associated with an exit or disposal activity cannot be recognized until the liability has been incurred. Under EITF 94-3, an exit cost liability could be recognized at the date of any entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. We do not expect SFAS No. 146 to have a material effect on our consolidated financial position or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of June 29, 2002, we had interest rate swap agreements with a group of banks having notional amounts totaling $40,000 and maturing on December 10, 2003. These agreements effectively fix our LIBOR rate for $40,000 of our Senior Credit Facility indebtedness at a rate of 3.83%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

      Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $704 as of June 29, 2002 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of tax, was recorded in other comprehensive income (loss).

SPECIAL NOTE REGARDING FORWARD -- LOOKING STATEMENTS

          Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- For the Six Months Ended June 29, 2002 -- Liquidity and Capital Resources, and -- Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         From time to time Packaging Dynamics and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Packaging Dynamics believes that none of the matters which arose during the quarter, either individually or in the aggregate, is material to Packaging Dynamics.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits

              Exhibit No.                Description
              -----------                -----------

                  2 Amendment to Distribution Agreement dated as of March 18, 2002 between Ivex Packaging Corporation and Packaging Dynamics Corporation, dated July 1, 2002
                  4.1 Stockholders Agreement among Packaging Dynamics Corporation, DCBS Investors, L.L.C., CB Investors, L.L.C. and Packaging Investors, L.P., dated July 1, 2002
                  4.2 Registration Rights Agreement by and among Packaging Dynamics Corporation, Packaging Investors, L.P., DCBS Investors, L.L.C. and CB Investors, L.L.C., dated July 1, 2002
                  10 Tax Sharing Agreement by and between Ivex Packaging Corporation and Packaging Dynamics Corporation, dated July 1, 2002
                  99       Certification of CEO and CFO Pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PACKAGING DYNAMICS CORPORATION



                                     By: /s/ DAVID E. WARTNER
                                     -------------------------
                                     DAVID E. WARTNER
                                     Vice President and Chief Financial Officer

August 8, 2002