Form 10-Q
period 2002-09-28
PACKAGING DYNAMICS CORP
filed 2002-11-07
CIK 1171159

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 28, 2002          COMMISSION FILE NUMBER 0-49741

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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

         At November 7, 2002, there were 9,618,767 shares of common stock, par value $0.01 per share, outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         PACKAGING DYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      September 28,      December 31,
                                                                          2002               2001
                                                                      -------------      ------------
                                                                      (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents ....................................   $   8,891             $   1,041
     Accounts receivable trade (net of allowance for doubtful
       accounts of $322 and $373, respectively) ...................      24,507                18,859
     Inventories ..................................................      28,957                30,692
     Prepaid expenses and other....................................       4,816                 3,652
                                                                      ---------             ---------
          Total current assets ....................................      67,171                54,244
                                                                      ---------             ---------

Property, Plant and Equipment:
     Buildings and improvements ...................................      23,643                23,584
     Machinery and equipment ......................................      65,712                64,484
     Projects in progress .........................................       1,502                   396
                                                                      ---------             ---------
                                                                         90,857                88,464
     Less - accumulated depreciation ..............................     (25,909)              (20,930)
                                                                      ---------             ---------
                                                                         64,948                67,534
     Land .........................................................       1,276                 1,297
                                                                      ---------             ---------

          Total property, plant and equipment .....................      66,224                68,831
                                                                      ---------             ---------

Other Assets:
     Goodwill, net of accumulated amortization ....................      34,329                34,329
     Miscellaneous ................................................       1,997                 2,606
                                                                      ---------             ---------
          Total other assets ......................................      36,326                36,935
                                                                      ---------             ---------

Total Assets ......................................................   $ 169,721             $ 160,010
                                                                      =========             =========

               LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt .........................   $   6,920             $   6,420
     Accounts payable .............................................      25,858                16,424
     Accrued salary and wages .....................................       2,249                 1,763
     Other accrued liabilities ....................................       6,609                 4,355
                                                                      ---------             ---------

          Total current liabilities ...............................      41,636                28,962

Long-Term Debt ....................................................      69,640                76,830
Note Payable to Related Party .....................................        --                  18,132
Other Liabilities .................................................       2,498                  --
Deferred Income Taxes .............................................      10,604                 2,089
                                                                      ---------             ---------
Total Liabilities .................................................     124,378               126,013
                                                                      ---------             ---------

Commitments and Contingencies (Note 7) ............................
                                                                      ---------             ---------

Stockholders' Equity/Members' Equity:
     Common stock, $.01 par value--40,000,000 shares authorized;
     (9,452,100 shares issued and outstanding) ....................          94                  --
     Preferred stock, $.01 par value--5,000,000 shares authorized;
       (no shares issued or outstanding) ..........................        --                    --

     Paid in capital in excess of par value .......................      44,578                  --
     Other comprehensive income ...................................        (204)                 --
     Retained earnings ............................................         875                  --
     Members' equity ..............................................        --                  33,997
                                                                      ---------             ---------
          Total stockholders' equity/members' equity ..............      45,343                33,997
                                                                      ---------             ---------
Total Liabilities and Stockholders' Equity/Members' Equity ........   $ 169,721             $ 160,010
                                                                      =========             =========


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                        For the Three Months Ended,      For the Nine Months Ended,
                                       September 28,  September 29,      September 28, September 29,
                                           2002           2001               2002          2001
                                       -------------  -------------      -----------   ------------
Net sales ..........................   $    64,132        $62,394        $   189,988    $   179,126
Cost of goods sold .................        55,870         54,264            166,897        157,427
                                       -----------        -------        -----------    -----------
Gross profit .......................         8,262          8,130             23,091         21,699
                                       -----------        -------        -----------    -----------
Operating expenses:
      Selling ......................         1,794          1,687              5,486          4,841
      General and administrative ...         3,269          1,799              8,473          5,251
      Amortization of intangibles ..            18            230                 54            697
                                       -----------        -------        -----------    -----------
Total operating expenses ...........         5,081          3,716             14,013         10,789
                                       -----------        -------        -----------    -----------
Income from operations .............         3,181          4,414              9,078         10,910

Other income (expense), net ........          (233)           (13)              (246)           (11)
Interest expense ...................        (1,501)        (2,700)            (6,077)        (8,509)
                                       -----------        -------        -----------    -----------

Income before income taxes .........         1,447          1,701              2,755          2,390
Income tax provision ...............           572            180              1,253            208
                                       -----------        -------        -----------    -----------
Net income .........................   $       875        $ 1,521        $     1,502    $     2,182
                                       ===========        =======        ===========    ===========

Net income per share (Note 1):
         Basic .....................   $      0.09
                                       ===========
         Fully diluted .............   $      0.09
                                       ===========
Weighted average shares outstanding:
         Basic .....................     9,446,391
                                       ===========
         Fully diluted .............     9,649,162
                                       ===========


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              For the Nine Months Ended,
                                                                                        September 28, 2002   September 29, 2001
                                                                                        ------------------   ------------------
Cash flows from operating activities:
     Net income ......................................................................  $  1,502                $  2,182
       Adjustments to reconcile net income to net cash from operating activities:
          Depreciation ...............................................................     5,667                   5,389
          Amortization of intangibles assets .........................................        54                     697
          Amortization of deferred finance costs .....................................       555                     571
          Loss on disposal of equipment ..............................................       246                      15
          Provision for doubtful accounts ............................................       (51)                    (88)
          Non-cash charge for long-term incentive compensation .......................     2,545                    --
          Non-cash interest to related party .........................................     1,106                   1,503
          Changes in operating assets and liabilities:
             Accounts receivable .....................................................    (5,597)                 (3,713)
             Inventories .............................................................     1,735                   7,541
             Other assets ............................................................    (1,321)                 (1,411)
             Accounts payable and accrued liabilities ................................    11,135                  (2,669)
                                                                                        --------                --------
                   Net cash from operating activities ................................    17,576                  10,017
                                                                                        --------                --------

Cash flows from (used by) investing activities:
          Proceeds from sale of assets ...............................................       402                      33
          Additions to property, plant and equipment .................................    (3,551)                 (2,912)
                                                                                        --------                --------
                   Net cash used by investing activities .............................    (3,149)                 (2,879)
                                                                                        --------                --------
Cash flows from (used by) financing activities:
          Payment of financing costs .................................................      --                      (357)
          Principal payments for loan obligations ....................................    (4,990)                 (3,560)
          Proceeds under revolving line of credit ....................................    21,900                  39,200
          Repayments under revolving line of credit ..................................   (23,600)                (42,000)
          Other, net .................................................................       113                    (273)
                                                                                        --------                --------
                   Net cash used by financing activities .............................    (6,577)                 (6,990)
                                                                                        --------                --------
Net increase in cash and cash equivalents ............................................     7,850                     148
Cash and cash equivalents at beginning of period .....................................     1,041                     460
                                                                                        --------                --------
Cash and cash equivalents at end of period ...........................................  $  8,891                $    608
                                                                                        ========                ========

Supplemental cash flow disclosures:
       Cash paid during the period for:
          Interest ...................................................................  $  4,101                $  6,567
          Income taxes ...............................................................       889                      36
     Cancellation of subordinated note payable .......................................    19,238                    --


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/MEMBERS' EQUITY AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                            Packaging Dynamics Corporation         Packaging Holdings, L.L.C.
                                                           -------------------------------    --------------------------------------
                                                              Common Stock                                                Retained
                                                           ------------------                 Contributions   Advances     Earnings
                                                                                  Paid In        from           To      (Accumulated
                                                             Shares   Amount      Capital       Members       Members     (Deficit)
                                                           ---------  -------     -------     -------------  ---------  ------------
Balance at December 31, 2000                                                                   $ 34,579      $   (25)    $ (2,074)
Net income                                                                                                                  2,344
Due from members                                                                                                (273)
Other comprehensive income (loss):
    Cumulative effect of change in
        accounting principle for derivatives
        and hedging activities
    Reclassification of derivative losses to earnings
    Change in fair value of derivative instruments
                                                             ---------  ----     --------      --------      --------    --------
        Comprehensive income

Balance at December 31, 2001                                                                     34,579         (298)         270
Formation of Packaging Dynamics
    Corporation (Note 1)                                    9,437,850  $ 94      $ 44,475       (34,579)         298         (897)
Net income                                                                                                                  1,502
Exercise of common stock options                               14,350                 103
Other comprehensive income (loss):
    Reclassification of derivative losses
       to earnings
    Change in fair value of derivative
       instruments, net of income taxes
           Comprehensive income
                                                             ---------  ----     --------      --------      --------    --------
Balance at September 28, 2002 (Unaudited)                    9,452,100  $ 94     $ 44,578      $     --      $    --     $    875
                                                             =========  ====     ========      ========      =======     ========

                                                                           Packaging Holdings, L.L.C.
                                                            --------------------------------------------------------
                                                              Accumulated
                                                                 Other            Stockholders'
                                                             Comprehensive          /Members'         Comprehensive
                                                             Income (Loss)           Equity           Income (Loss)
                                                            ----------------      -------------       --------------
Balance at December 31, 2000                                  $     --              $  32,480
Net income                                                                              2,344           $   2,344
Due from members                                                                         (273)
Other comprehensive income (loss):
    Cumulative effect of change in
        accounting principle for derivatives
        and hedging activities                                     363                    363                 363
    Reclassification of derivative losses to earnings              416                    416                 416
    Change in fair value of derivative instruments              (1,333)                (1,333)             (1,333)
                                                             ---------              ---------           ---------
        Comprehensive income                                                                            $   1,790
                                                                                                        =========
Balance at December 31, 2001                                      (554)                33,997
Formation of Packaging Dynamics
    Corporation (Note 1)                                           704                 10,095
Net income                                                                              1,502               1,502
Exercise of common stock options                                                          103
Other comprehensive income (loss):
    Reclassification of derivative losses
       to earnings                                                 908                    908                 908
    Change in fair value of derivative
       instruments, net of income taxes                         (1,262)                (1,262)             (1,262)
                                                             ---------              ---------           ---------
           Comprehensive income                                                                         $   1,148
                                                                                                        =========
Balance at September 28, 2002 (Unaudited)                     $   (204)             $  45,343
                                                              ========              =========


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      Packaging Dynamics Corporation ("the Company" or "Packaging Dynamics") is a Delaware corporation established as a holding company to own all of the limited liability interest in Packaging Holdings L.L.C. ("Packaging Holdings" or "PHLLC"). Packaging Holdings is a limited liability company organized under the laws of the state of Delaware and is the sole member of Packaging Dynamics, L.L.C. ("PDLLC") which is the parent company of several operating subsidiaries.

      On March 18, 2002, the board of directors of Ivex Packaging Corporation ("Ivex") approved a merger agreement providing for the merger with Ivex of a wholly-owned subsidiary of Alcoa Inc. As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings. To facilitate the distribution, Ivex formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed its shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger. The consolidated financial statements of Packaging Dynamics presented herein include the results of operations, financial position and cash flows of Packaging Holdings.

      Also in connection with the merger and distribution, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock; the $12,500 12% subordinated note payable to Ivex, plus accreted interest, totaling approximately $19,238 was canceled; and a consulting agreement with Ivex was canceled. The impact of the distribution is reflected on the Consolidated Statements of Stockholders' Equity/Members' Equity and Other Comprehensive Income (Loss) as Formation of Packaging Dynamics Corporation. The impact on Stockholders' Equity of the distribution includes (i) an increase of $19,238 resulting from the cancellation of the $12,500 12% subordinated note payable to Ivex; (ii) a decrease of $9,200 resulting from additional deferred tax liabilities due to Packaging Dynamics' C-corporation status; (iii) an increase of $423 resulting from the repayment of certain advances and obligations of members of Packaging Holdings; and (iv) a decrease of $366 resulting from expenses associated with the transaction.

      On July 1, 2002, the Company issued 9,437,750 shares of common stock in connection with the merger and distribution. Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

      In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the nine months ended September 28, 2002 and September 29, 2001 and the financial position at September 28, 2002. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

                        PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
INVENTORIES

      Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at September 29, 2002 and December 31, 2001 consist of the following:

                                        SEPTEMBER 28,     DECEMBER 31,
                                            2002              2001
                                        ------------      ------------
               Raw materials             $ 13,280          $ 11,211
               Work-in-process              1,233             1,385
               Finished goods              14,444            18,096
                                         --------          --------
                                         $ 28,957          $ 30,692
                                         ========          ========

PROPERTY, PLANT AND EQUIPMENT

      The Company capitalizes expenditures for major renewals and betterments at cost and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method over the estimated useful lives (generally 31 years for buildings, 15 to 31 years for improvements and 7 to 25 years for machinery and equipment). The Company changed the estimate of useful lives for certain of its paper machinery and equipment to have a maximum useful life of 25 years resulting in a net reduction of annual depreciation expense of $200.

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

                         PACKAGING DYNAMICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

      Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit less the fair values of all the other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. According to this statement, any impairment loss recognized as a result of its initial application will be reported as resulting from a change in accounting principle. The Company completed the first of the required impairment tests during the first nine months of 2002 which indicated no transitional impairment charge was required.

      A comparison of net income for the first nine months of 2002 and net income for the first nine months of 2001 adjusted to remove goodwill amortization is as follows:

                                               For the Three Months Ended,              For the Nine Months Ended,
                                            September 28,      September 29,       September 28,       September 29,
                                                 2002               2001                 2002                2001
                                            -------------      -------------        -------------       -------------
Reported net income                           $   875            $  1,521               $  1,502            $  2,182
Add back:  Goodwill amortization                   --                 230                    --                  697
                                              -------            --------               --------            --------
Adjusted net income                           $   875            $  1,751               $  1,502            $  2,879
                                              =======            ========               ========            ========


DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

      The Company recognizes all derivative instruments as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity/members' equity through accumulated other comprehensive income (loss) or within operations depending upon the nature of the derivative instrument.

      The Company maintains interest rate swap agreements that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. Such derivative financial instruments are recorded at fair value, and at September 28, 2002, the fair value approximates a loss of $1,044 which is in accrued liabilities within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the swap could be settled with a third party, are recorded in other comprehensive income (loss). The differentials to be received or paid under the interest rate swap agreements are recognized in income over the life of the contract as adjustments to interest expense.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002" which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 with early application encouraged. The Company does not expect SFAS No. 145 to have a material effect on its consolidated financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference in accounting under SFAS No. 146 is that a liability for the cost associated with an exit or disposal activity cannot be recognized until the liability has been incurred. Under EITF 94-3, an exit cost liability could be recognized at the date of any entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on its consolidated financial position or cash flows.

RECLASSIFICATION

      Certain prior period amounts have been reclassified to conform to the current period's presentation.


NOTE 2--OTHER ASSETS

      Other assets at September 28, 2002 and December 31, 2001 consist of the following:


                                              September 28,    December 31,
                                                  2002             2001
                                              -------------    ------------
               Covenants not to compete          $ 5,216         $ 5,216
               Deferred financing costs            4,515           4,515
                                                 -------         -------
                                                   9,731           9,731
               Accumulated amortization           (7,734)         (7,125)
                                                 -------         -------
                                                 $ 1,997         $ 2,606
                                                 =======         =======

                         PACKAGING DYNAMICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 3--LONG-TERM DEBT

      Long-term debt at September 28, 2002 and December 31, 2001 consists of the following:

                                       September 28,     December 31,
                                           2002              2001
                                       ------------      ------------
Senior Credit Facility:
    Tranche A Term Loan                $ 14,625            $ 18,375
    Tranche B Term Loan                  57,535              58,075
    Revolving credit loan                  --                 1,700
Seller note payable                       3,000               3,000
Baxter Springs facility HUD loan          1,400               2,100
                                       --------            --------
    Subtotal                             76,560              83,250
Current maturities of long term debt     (6,920)             (6,420)
                                       --------            --------
Long-term debt                         $ 69,640            $ 76,830
                                       ========            ========


NOTE 4--RELATED PARTY TRANSACTIONS

      PHLLC issued a $12,500 note subordinated to the Senior Credit Facility on November 20, 1998 to IPMC, Inc., an indirect wholly-owned subsidiary of Ivex, in connection with the acquisition of the assets of Ivex's paper mill operations located in Detroit, Michigan. Interest on this note was paid-in-kind at a rate of 12% on a semi-annual basis. The note was unsecured and matured on November 21, 2005. On July 1, 2002, the note payable for $19,238 was canceled.

      Pursuant to a consulting agreement, PHLLC paid Ivex an annual consulting fee for management and administrative services rendered to PHLLC by Ivex including financial, tax, accounting and legal services. During the first nine months of 2002 and 2001, PHLLC recorded consulting fee expense of $250 and $396, respectively, related to this agreement. On July 1, 2002, the consulting agreement was canceled.

NOTE 5--INCOME TAXES

      Packaging Dynamics' corporate structure is a C-corporation and, as such, the federal and state taxable income of the Company and its subsidiaries is recorded on the consolidated income tax returns of the Packaging Dynamics. Prior to the distribution, the members of Packaging Holdings reported federal and state taxable income on their income tax returns. International Converter, Inc. ("ICI") had remained a taxable C-corporation from the time the Company acquired it in July, 1999 through the date of the distribution.

      The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities. In connection with the merger and distribution, Packaging Dynamics recorded deferred tax assets and liabilities associated with the differences between the financial statement and tax bases of its consolidated assets and liabilities. The increase in deferred tax liabilities related to the change in tax status was approximately $9,200.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 6--EMPLOYEE BENEFIT PLANS

      PHLLC had an unfunded 2001 Long-Term Incentive Compensation Plan (the "2001 LTIP") for certain key executives prior to the distribution. Under the terms of this plan, 3,000,000 incentive units, subject to adjustment, and representing 8.2% of the fully diluted outstanding limited liability shares, had been granted. The plan was designed to reward those individuals on the increased equity value of PHLLC, and provided that 40% of the incentive units were earned on the effective date and the remaining 60% could have been earned based upon PHLLC's attainment of certain annual earnings targets. Participants in the plan vested on a pro-rata basis over three years from the plan's origination date. In the event PHLLC completed a transaction which caused a substantial change in ownership control, the plan provided for an accelerated vesting schedule.

      On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 LTIP, stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 Long Term Incentive Stock Plan. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and, although fully vested, are not exercisable for three years after the grant date. Consequently, the Company has the right to repurchase an executive's options if he terminates employment before the end of the three-year period. The Company recorded a non-cash compensation charge of $1,372 and $2,667 for the third quarter and nine months ended September 28, 2002 related to these management incentive plans. During the third quarter, 43,397 options were repurchased from former employees for approximately $124.

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

NOTE 8--SUBSEQUENT EVENT

      On October 23, 2002, the Company announced the acquisition of Wolf Packaging, Inc. ("Wolf") for approximately $10,700 comprised of $6,700 in cash, $1,000 of newly issued common stock and $3,000 of assumed debt. Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa. Wolf is a significant supplier to the quick-service restaurant industry and expects to generate annual revenues of approximately $22,000 during 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITIONS AND RESULT OF OPERATIONS (DOLLARS IN THOUSANDS)


      The following discussion addresses the consolidated financial statements of Packaging Dynamics Corporation (the "Company," "Packaging Dynamics", "we" or "our") which is a Delaware corporation established as a holding company to own all of the limited liability company interests in Packaging Holdings, L.L.C. ("Packaging Holdings"), a Delaware limited liability company. Packaging Holdings is the sole member of Packaging Dynamics, L.L.C. ("PDLLC") which is the parent company of several operating companies.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

Net Sales

      Net sales increased by 2.8% during the third quarter of 2002 over our net sales during the corresponding period in 2001. The increase resulted primarily from additional volumes associated with promotional business of higher sales price foil-based sandwich wrap products with major quick service restaurants partially offset by lower sales price and volume of specialty paper products. Overall, net sales of foodservice products increased $4,832 during the three months ended September 28, 2002 compared to the prior year. Outside sales volume of specialty paper decreased due to an increased mix of intercompany products and increased competitive pricing in the marketplace.

Gross Profit

      Gross profit increased 1.6% during the third quarter of 2002 compared to the corresponding period in the 2001 primarily as a result of the increased sales volume. The gross profit margin was 12.9% which was .1% lower than the same period in 2001. The current period gross profit margin was unfavorably impacted by increased competitive pricing in the marketplace primarily for specialty paper, partially offset by reduced energy costs.

Operating Expenses

      Selling and administrative expenses increased $1,577, or 45.2%, during the third quarter of 2002 compared to the corresponding period in 2001. As a percentage of net sales, selling and administrative expenses increased to 7.9% during 2002 compared to 5.6% in 2001. The increase resulted primarily from long-term incentive compensation expense discussed below, higher selling expenses associated with the sales and marketing efforts and increased insurance costs.

      On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 LTIP, stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 Long Term Incentive Stock Plan. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and, although fully vested, are not exercisable for three years after the grant date. Consequently, we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. We recorded a non-cash compensation charge of $1,372 for the third quarter ended September 28, 2002 related to these management incentive plans. For the three months ended September 29, 2001, the Company recorded no expense related to this plan.

      On January 1, 2002, we adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling-of-interest method of accounting for business combinations and requires goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. The application of this statement resulted in the reduction of goodwill amortization of $230 for the three months ended September 28, 2002 compared to the corresponding period in 2001.

Income from Operations

      Income from operations and operating margins were $3,181 and 5.0%, respectively, during the third quarter of 2002 compared to income from operations and operating margin of $4,414 and 7.1%, respectively, during the third quarter of 2001. The decrease in operating income resulted primarily from the increased operating expenses including the long-term incentive compensation charge partially offset by the elimination of amortization of goodwill. The decrease in operating margin during the third quarter of 2002 compared to 2001 resulted primarily from increased operating expenses.

Other Income (Expense)

      Other expense of $233 during the third quarter of 2002 was primarily attributable to the loss on the sale of certain converting equipment. The elimination of this equipment is part of our ongoing productivity improvement program. We expect to continue the productivity improvement program which may result in future gains or losses on equipment.

Interest Expense

      Interest expense during 2002 was $1,501 compared to $2,700 during the same period in 2001. The decrease in interest expense in 2002 compared to 2001 resulted primarily from decreased average outstanding indebtedness, the forgiveness of the 12% Promissory Note payable to Ivex and reduced interest rates. The average interest rates on borrowings on our senior credit facility were approximately 2.48% less during 2002 compared to 2001. The paid-in-kind interest accruing on the 12% Promissory Note was zero and $517 during the third quarter of 2002 and 2001, respectively, reflecting the cancellation of the 12% Promissory Note payable to Ivex as of July 1, 2002.

Income Taxes

      To facilitate the distribution on July 1, 2002, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock. Prior to the distribution, the members reported federal and state taxable income on their income tax returns. International Converter, Inc. ("ICI"), a wholly owned subsidiary, had remained a taxable C-corporation from the time we acquired it in July, 1999 through the date of the distribution. The income tax provision for the third quarter of 2002 was $572 as compared to $180 in the third quarter of 2001. The increase in income tax provision was primarily associated with our change in filing status.

Net Income

      Net income decreased to $875 during the third quarter of 2002 compared to net income of $1,521 in the prior year. The decrease was primarily attributable to the long-term incentive compensation charge and increased tax expense, partially offset by the elimination of amortization of goodwill and reduced interest.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

Net Sales

      Net sales increased by 6.1% during the first nine months of 2002 over our net sales during the corresponding period in 2001. The increase resulted primarily from additional volume associated with promotional business of higher sales price foil-based sandwich wrap products with major quick service restaurants. Overall, net sales of foodservice products increased $15,556 during the nine months ended September 28, 2002 compared to the prior year. The increased sales volume was partially offset by decreased selling price for paper based products at all locations resulting from lower raw material costs and increased competitive pricing in the marketplace.

Gross Profit

      Gross profit increased 6.4% during the first nine months of 2002 compared to the corresponding period in the prior year primarily as a result of the increased sales volume. The gross profit margin was 12.2% which was .1% higher than 2001. The current period gross profit margin was favorably impacted by the product mix as well as lower raw material and energy costs partially offset by increased competitive pricing in the marketplace, primarily for specialty paper.

Operating Expenses

      Selling and administrative expenses increased $3,867 or 38.3% during the nine months ended September 28, 2002 compared to the corresponding period in 2001. As a percentage of net sales, selling and administrative expenses increased to 7.4% during 2002 compared to 5.6% in 2001. The increase resulted primarily from long-term incentive compensation expense discussed below, higher selling expenses associated with the sales and marketing efforts and increased insurance costs.

      On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 LTIP, stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 Long Term Incentive Stock Plan. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and, although fully vested, are not exercisable for three years after the grant date. Consequently, we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. We recorded a non-cash compensation charge of $2,667 for the nine months ended September 28, 2002 related to these management incentive plans. For the nine months ended September 29, 2001, we recorded no expense related to this plan.

      On January 1, 2002, we adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements eliminate the pooling of interest method of accounting for business combinations and require goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. The application of this statement resulted in the reduction of goodwill amortization of $697 for the nine months ended September 28, 2002 compared to the corresponding period in 2001.

Income from Operations

      Income from operations and operating margins were $9,078 and 4.8%, respectively, during the first nine months of 2002 compared to income from operations and operating margin of $10,910 and 6.1%, respectively, during the same period of 2001. The decrease in operating income resulted primarily from the increased operating expenses including the long-term incentive compensation charge partially offset by the elimination of amortization of goodwill. The decrease in operating margin during the first nine months of 2002 compared to 2001 resulted primarily from increased operating expenses. These unfavorable factors were partially offset by the increased sales volume and gross profit.

Other Income (Expense)

      Other expense of $246 during 2002 was comprised of losses on the sale of converting equipment of $351 partially offset by a gain on the sale of a parcel of land in Ohio recorded during the first quarter of 2002. The elimination of this equipment is part of our ongoing productivity improvement program. We expect to continue the productivity improvement program which may result in future gains or losses on equipment.

Interest Expense

      Interest expense during 2002 was $6,077 compared to $8,509 during the same period in 2001. The decrease in interest expense in 2002 compared to 2001 resulted primarily from decreased interest rates and average outstanding indebtedness as a result of reductions in working capital and the cancellation of the 12% Promissory Note payable to Ivex. The average interest rates on borrowings on our senior credit facility were approximately 2.23% less during 2002 compared to 2001. The paid-in-kind interest expense on the 12% Promissory Note was $1,106 during the first nine months of 2002 compared with $1,503 during the first nine months of 2001, reflecting the cancellation of the 12% Promissory Note payable to Ivex as of July 1, 2002.

Income Taxes

      To facilitate the distribution on July 1, 2002, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock. Prior to the distribution, the members reported federal and state taxable income on their income tax returns. ICI had remained a taxable C-corporation from the time we acquired it in July, 1999 through the date of the distribution. The income tax provision for the first nine months of 2002 was $1,253 compared to $208 in the third quarter of 2001. The increase in income tax provision was primarily associated with our change in filing status.

Net Income

      Net income was $1,502 during the first nine months of 2002 compared to net income of $2,182 in the prior year. The decrease was primarily attributable to the long-term incentive compensation charge and increased tax expense, partially offset by the elimination of amortization of goodwill and reduced interest.

EBITDA and Adjusted EBITDA

      We have presented EBITDA information solely as supplemental disclosure because we believe that it is generally accepted as providing useful information regarding our ability to service or incur debt. We have furnished adjusted EBITDA to provide additional information regarding supplemental items that we believe is of interest to investors.

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

      EBITDA and Adjusted EBITDA for the quarter ended and nine months ended September 28, 2002 and September 29, 2001 are computed as follows:


                                                      For the Three Months Ended,            For the Nine Months Ended,
                                                   September 28,       September 29,      September 28,       September 29,
                                                       2002                2001                2002                2001
                                                  ----------------    ----------------   -----------------    ---------------
   Income from operations, as reported                   $  3,181            $  4,414            $  9,078          $  10,910
   Depreciation and amortization                            1,781               2,041               5,721              6,086
                                                         --------            --------           ---------           --------
   EBITDA                                                   4,962               6,455              14,799             16,996
   Long-term incentive compensation expense                 1,372                  --               2,667                --
                                                         --------            --------           ---------           --------
   Adjusted EBITDA                                       $  6,334            $  6,455           $  17,466           $ 16,996
                                                         ========            ========           =========           ========

      In the three months ended September 28, 2002, Adjusted EBITDA and Adjusted EBITDA margins were $6,334 and 9.9%, respectively, as compared to $6,455 and 10.4%, respectively, in the three months ended September 29, 2001. Adjusted EBITDA was slightly below the prior year despite the increase in net sales due to increased competitive pricing in the market place, primarily for specialty paper, and slightly higher selling and administrative costs.

      In the nine months ended September 28, 2002, Adjusted EBITDA and Adjusted EBITDA margins were $17,466 and 9.2%, respectively, as compared to $16,996 and 9.5%, respectively, in the nine months ended September 29, 2001. The decrease in Adjusted EBITDA and EBITDA margin resulted from the increased sales volume and gross profit, partially offset by higher operating expenses including increased selling expenses associated with the sales and marketing efforts and increased insurance cost.

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

Inventories

      We state inventories at the lower of cost or market using the first-in, first-out, or FIFO, method to determine the cost of raw materials and finished goods. This cost includes raw materials, direct labor and manufacturing overhead. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in estimates of net realizable value are manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

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

Long-Lived Assets

      Long-lived assets, including property, plant and equipment, other assets and intangibles with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.


LIQUIDITY AND CAPITAL RESOURCES

      At September 28, 2002, we had cash and cash equivalents of $8,891, and $23,675 was available under the revolving portion of the Senior Credit Facility. Our working capital at September 28, 2002 was $25,535.

      Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund principal short-term and long-term cash requirements.

      The Senior Credit Facility provides for Term A Loans and Term B Loans totaling $89,250 and a $25,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. The Term A Loan had a balance of $14,625 at September 28, 2002 and is required to be repaid in quarterly payments totaling $1,250 in 2002, $6,000 in 2003, and $7,375 in 2004. The Term B Loan had
a balance of $57,535 at September 28, 2002 and is required to be repaid in quarterly payments totaling $180 in 2002, $720 in 2003, $28,400 in 2004 and $28,235 in 2005.

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

      At September 28, 2002, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 2.75% plus LIBOR and 3.75% plus LIBOR, respectively, compared with 3.50% plus LIBOR and 4.25% plus LIBOR, respectively, at September 29, 2001. As of September 28, 2002, we had interest rate swap agreements with a group of banks having notional amounts totaling $40,000 and maturing on December 10, 2003. These agreements effectively fix our LIBOR rate for $40,000 of our indebtedness at a rate of 3.83%. Borrowings are collateralized by substantially all of the assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on November 20, 2004 and the Term B Loan will terminate on November 20, 2005.

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

      The Senior Credit Facility also contains various negative covenants that, among other things, require Packaging Holdings and its subsidiaries to limit future capital expenditures, borrowings, dividend payments, and payments to related parties, and restricts Packaging Holdings' ability and the ability of its subsidiaries to merge or consolidate. In addition, the Senior Credit Facility prevents our subsidiaries from making distributions, prohibits changes in the nature of business conducted by our subsidiaries and effectively requires, subject to limited exceptions, that Packaging Dynamics' pre-distribution stockholders, other than Ivex, retain beneficial ownership of at least 51% in Packaging Dynamics. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the senior credit facility. We believe that we are currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects, although we are anticipating the need to either obtain waivers under or amend or refinance the Senior Credit Facility as early as the first part of 2003 in order to avoid noncompliance with certain of the four financial covenants described above.

      Packaging Holdings issued a 12% Promissory Note in the amount of $12,500 to Ivex on November 20, 1998 in connection with the acquisition of Ivex's paper mill operations located in Detroit, Michigan. The note with an accreted value of $19,238 was cancelled on July 1, 2002 in connection with the distribution.

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

      To reduce the impact of changes in interest rates on our variable rate debt, the Company has entered into interest rate derivative instruments, which are discussed in " - Quantitative and Qualitative Disclosures About Market Risk".

      We made capital expenditures for the nine months ended September 28, 2002 and September 29, 2001 of $3,551 and $2,912, respectively. The increase in capital expenditures during 2002 compared to 2001 resulted primarily from expenditures that are expected to improve and increase converting productivity and capacity as well as reduce utility related costs at our paper mill facility. At September 28, 2002, we have capital projects ongoing at all locations. In 2002, capital expenditures are expected to approximate $5,000 to $5,500.

      On October 23, 2002, the Company announced the acquisition of Wolf Packaging, Inc. ("Wolf") for approximately $10,700 comprised of $6,700 in cash, $1,000 of newly issued common stock and $3,000 of assumed debt. Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa. Wolf is a significant supplier to the quick-service restaurant industry and expects to generate annual revenues of approximately $22,000 during 2002.

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

      The Senior Credit Facility requires PDLLC to maintain specified financial ratios and levels of tangible net worth. PDLLC was in compliance with those covenants as of September 28, 2002 the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($72,160 as of September 28, 2002) and foreclosure on the collateral securing those obligations. We are anticipating the need to either obtain waivers under or amend or refinance the Senior Credit Facility as early as the first part of 2003 in order to avoid noncompliance with certain of the four financial covenants described above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of September 28, 2002, we had interest rate swap agreements with a group of banks having notional amounts totaling $40,000 and maturing on December 10, 2003. These agreements effectively fix our LIBOR rate for $40,000 of our Senior Credit Facility indebtedness at a rate of 3.83%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

      Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $1,044 as of September 28, 2002 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

         Certain statements included in this form, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three Months and Nine Months Ended September 28, 2002 and September 29, 2001- Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and - Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time Packaging Dynamics and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Packaging Dynamics believes that none of the matters which arose during the quarter, either individually or in the aggregate, is material to Packaging Dynamics.

ITEM 5.  OTHER INFORMATION

      On October 23, 2002, the Company announced the acquisition of Wolf Packaging, Inc. ("Wolf") for approximately $10,700 comprised of $6,700 in cash, $1,000 of newly issued common stock and $3,000 of assumed debt. Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa. Wolf is a significant supplier to the quick-service restaurant industry and expects to generate annual revenues of approximately $22,000 during 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit No.                    Description
             -----------                    -----------

                 4 Amended and Restated Registration Rights Agreement, dated as of October 23, 2002 by and among Packaging Dynamics Corporation, Packaging Investors, L.P., DCBS Investors, L.L.C., CB Investors, L.L.C., and Mr. Tom Wolf.

                99.1 Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                Form 8-K filed on October 24, 2002 and Amended Form 8-K filed on October 29, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PACKAGING DYNAMICS CORPORATION



                                      By: /s/ DAVID E. WARTNER
                                      ------------------------------------------
                                      DAVID E. WARTNER
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

November 7, 2002

                                CERTIFICATION FOR
                         QUARTERLY REPORTS ON FORM 10-Q

         I, Phillip D. Harris, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Packaging Dynamics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         November 7, 2002                /s/ PHILLIP D. HARRIS
                                         ---------------------------------------
                                         PHILLIP D. HARRIS
                                         President and Chief Executive Officer

                                CERTIFICATION FOR
                         QUARTERLY REPORTS ON FORM 10-Q

         I, David E. Wartner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Packaging Dynamics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         November 7, 2002            /s/ DAVID E. WARTNER
                                     -------------------------------------------
                                     DAVID E. WARTNER
                                     Vice President and Chief Financial Officer