Form 10-K
period 2002-12-31
PACKAGING DYNAMICS CORP
filed 2003-03-27
CIK 1171159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002     COMMISSION FILE NUMBER 000-49741
                             ---------------------
                         PACKAGING DYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      32-0009217
       (State or other jurisdiction of                        (I.R.S. Employer
                incorporation)                              Identification No.)

            3900 WEST 43RD STREET                                  60632
              CHICAGO, ILLINOIS                                  (Zip Code)
   (Address of Principal Executive Office)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (773) 843-8000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 28, 2002 was zero. As of that date, all of the Common Stock was owned by IPMC, Inc., an indirect wholly owned subsidiary of Ivex Packaging Corporation. As of March 1, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $27.4 million based upon the closing price of $6.73.

     At March 1, 2003, 9,626,041 shares of Common Stock, par value of $0.01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Parts of the Proxy Statement filed within 120 days after the close of the Company's fiscal year in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference
           into Items 10, 11, 12 and 13 of Part III of this Form 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    8
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   38

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13.  Certain Relationships and Related Transactions..............   38
Item 14.  Controls and Procedures.....................................   38

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   39

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION AND STRUCTURE

     Packaging Dynamics Corporation, referred to as the Company or Packaging Dynamics, is a Delaware corporation which owns all of the limited liability interest in Packaging Holdings L.L.C., referred to as Packaging Holdings. Packaging Holdings is a limited liability company organized under the laws of the state of Delaware and is the sole member of Packaging Dynamics, L.L.C., referred to as PDLLC, which is the parent company of several operating subsidiaries.

     In this annual report, except where the context requires otherwise, the terms "we," "us" and "our" refer to Packaging Holdings and its subsidiaries for the periods as of and prior to the July 1, 2002 contribution of all of the Packaging Holdings limited liability company interests to Packaging Dynamics and to Packaging Dynamics and its subsidiaries for the periods thereafter.

 MERGER AND DISTRIBUTION

     On March 18, 2002, the board of directors of Ivex Packaging Corporation, or Ivex, approved a merger agreement providing for the merger with Ivex of a wholly-owned subsidiary of Alcoa Inc. As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings. To facilitate this distribution, Ivex in March 2002 formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for 9,437,750 shares of common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed 4,548,050 shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger.

     Also in connection with the merger and distribution, the $12.5 million 12% subordinated note payable by Packaging Holdings to Ivex (the "12% Promissory Note"), plus accreted interest, totaling approximately $19.3 million was canceled and a consulting agreement with Ivex was canceled.

OVERVIEW

     We are a vertically integrated flexible packaging company that laminates and converts paper, film and foil into various value-added flexible packaging products for the food service, industrial laminations and specialty paper markets.

     We were formed as Packaging Holdings in November 1998 when we acquired the bag and sandwich wrap converting assets of Bagcraft Corporation of America, or BCA, and the Detroit paper mill assets of IPMC, Inc., a subsidiary of Ivex. The acquired BCA business is referred to in this annual report as "Bagcraft." Historically, the Detroit paper mill had been one of Bagcraft's principal paper suppliers. We combined the Bagcraft and Detroit paper mill businesses as part of a strategic plan to create a premier vertically integrated flexible packaging company specializing in providing value-added packaging products for markets with attractive margins and growth rates. As part of this plan, we seek to differentiate ourselves from our competition by offering a broad array of customized products and superior customer service to address the specialized needs of our customers.

     The combination of the Bagcraft and Detroit businesses has also provided a platform for enhanced sales and earnings growth, combining internal growth from product extensions and further market penetration with external growth from strategic add-on acquisitions, such as the acquisition of International Converter, Inc., or ICI, and Wolf Packaging, Inc., or Wolf, discussed below.

     In July 1999, we acquired ICI, a leading converter of aluminum foil and paper-based packaging for food and industrial applications. ICI strengthened and broadened our existing product offering and market presence, propelling us to a leadership position in the laminated foil market.

     During 2002, we extended our market share in the quick-service restaurant industry by acquiring Wolf. Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa and is a significant supplier to the quick-service restaurant industry.

     Our principal executive offices are located at 3900 West 43rd Street, Chicago, Illinois 60632, and our telephone number is (773) 843-8000. Our home page on the Internet is www.pkdy.com. We make our web site content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

MARKETS, PRODUCTS AND MANUFACTURING PROCESS

     We serve the foodservice, specialty laminations and specialty paper markets. We are an integrated converter of paper, film and foil for use in a variety of food packaging and industrial applications. We believe that we enjoy a leading market share in our core product lines.

 FOODSERVICE

     We believe we are a leading supplier of sheet, wrap and bag products and we provide extensive conversion expertise in the lamination of aluminum foil and paper, as well as in flexographic and gravure printing, water and solvent based inks, slitting, sheeting and die cutting.

     Our end products include printed bags, fast food foil and paper sandwich wrap sheets. The food service markets are comprised of quick-service restaurants ("QSRs"), distributors and retail packaging companies. Within these markets, we provide products for use by QSR chains, food processors, bakeries, supermarkets, deli's and concessions. We presently supply products to more than 1,000 customers in these markets, many of which are among the most well recognized names in the food service industries. Our products are sold through distributors, as well as directly to end users.

     We have developed a number of proprietary innovations. Such innovations include the Dubl-Wax bag, which was the first specialty-waxed bag serving the retail bakery industry. Consistent with our commitment to new product development, we are pursuing the addition of a number of smaller, but highly profitable product lines that would expand our value added conversion capabilities. These products include "to go" packaging, coffee bags, coated foil, wax laminations and lidding products.

     We manufacture what we believe to be one of the most diversified lines of flexible packaging in the U.S. packaging industry, with over 300 different types of bags and sheet serving the food service markets.

 SPECIALTY LAMINATIONS

     Our specialty laminations product group manufactures and converts custom laminations for a variety of industrial uses. Our end products include can liners, label stock and insulation facing. Our can liners and label stock products are sold primarily to North American customers in the prepared food and office supply industries. We service North American and European customers with our insulation facing products. We produce a highly specialized insulation facing product for the European market that is used in the production of foam insulation.

 SPECIALTY PAPER

     The paper mill sells approximately 35% of its production to merchant customers, within markets that are generally small and specialized but serve as a profitable niche focus for us. Our paper mill is a producer of both virgin and recycled lightweight grades of paper for applications such as waxing and foil lamination for the flexible packaging industry with an emphasis on food packaging and other bleached specialty applications. The paper mill manufactures numerous grades of lightweight paper produced from either virgin or recycled fiber, giving the paper mill the capability of serving various customer needs.

 MANUFACTURING

     We operate five converting facilities and one paper mill facility.

     The manufacturing of our products involves conversion of raw materials, consisting of various types of paper, foil, inks, coatings and adhesives, into a variety of food packaging and industrial applications and, at our paper mill, the conversion of pulp and recycled fiber into specialty paper.

     We believe that our in-line printing and fabrication process enables us to produce food packaging bags and sheets more efficiently than our competitors who utilize multiple steps to manufacture a comparable product. The following are the in-line production process steps required to produce our products (not all products require each of the processes listed): printing, lamination, wax application and coating, die cutout, bag formation, slitting and sheeting and cutting. Our industrial manufacturing process consists of four distinct stages: laminating and coating, printing (flexographic and gravure), slitting and sheeting and cutting. We can laminate aluminum foil and paper substrates in a broad range of special widths ranging from 15 inches to 64 inches.

     Our paper mill produces a wide range of specialty, machine glazed papers and has the ability to process recycled fiber, which is extremely cost effective. Currently, recycled fiber that complies with U.S. Food and Drug Administration regulations constitutes approximately 30% of the raw material used in the paper mill's operations. The paper mill currently produces its products on three paper machines, operates 24 hours per day, seven days per week and is served by rail. The current annual production capacity of the paper mill's three paper machines is approximately 55,000 tons. The mill produced approximately 53,000 tons of paper in 2002.

     Pulp, recycled fiber, aluminum foil and paper have historically represented the largest portion of our cost of goods sold.

COMPETITION

     We operate in markets that are highly competitive and face substantial competition throughout all of our product lines from numerous companies. Many of these competitors are significantly smaller than we are and have lower fixed costs and greater operating flexibility. In addition to price competition, competition with respect to many of our products is based on quality, supplier response time, service and timely and complete order fulfillment.

EMPLOYEES

     As of December 31, 2002, we employed approximately 1,128 people, 528 of whom are covered by collective bargaining agreements. Of our 528 unionized employees as of December 31, 2002, 76 employees are based in Belpre, Ohio and are represented by the United Steelworkers of America under a contract that expires in May 2005; 309 employees are based in Chicago, Illinois and are represented by the International Brotherhood of Teamsters Local 743 under a contract scheduled to expire in December 2005; and 143 employees are based in Detroit, Michigan and are represented by the United Papermakers International Union under a contract expiring in May 2004. There have been no significant interruptions or curtailments of our operations due to labor disputes since our inception, and we believe that relations with our employees are good; however, as these labor contracts expire, there can be no assurances that there will be no strikes, work stoppages or other labor disputes as we negotiate such contracts.

RAW MATERIALS

     Pulp, recycled fiber, aluminum foil and paper have historically represented the largest portion of our raw materials. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by us tend to fluctuate with various economic factors which generally affect us and our competitors. The availability of raw materials was adequate during 2002 although prices for certain items such as pulp, recycled fiber, aluminum foil and paper have been volatile and may continue to fluctuate, in some instances adversely to us.

RESEARCH AND DEVELOPMENT

     We have significant resources fully dedicated to product development in bags (Chicago, Illinois) and foil-paper laminations (Caldwell, Ohio). We believe we have a strong reputation in the market for creativity and new product innovation. Our development programs are customer driven and focused on specific customer product requests. Our product development personnel have many years of experience in the field, and we believe we have the broadest product development capability in the industry.

INTELLECTUAL PROPERTY

     We own a number of U.S. patents and trademarks that collectively are important to our business, but no single one of which is material to us. We believe that our intellectual property rights and licensing rights are adequate for our business.

CUSTOMERS, SALES AND BACKLOG

     We have relationships with numerous customers in each of our product categories. No material portion of our business is dependent on a single customer or very few customers. Although we do not currently have a single customer that accounts for 10% or more of our sales, the loss of one or more of our largest customers, while not anticipated, could have a material adverse effect on our financial condition or results of operations. In general, we believe that the backlog of orders is not material to an understanding of our business.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

     Since many of our packaging products are used in the food industry, we are subject to the manufacturing standards of the U.S. Food and Drug Administration. Historically, compliance with the standards of the food industry has not had a material effect on our earnings, capital expenditures or competitive position. There can be no assurance, however, that compliance with those standards will not have a material adverse effect on our future operating results or financial condition.

     Our manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. We believe that we are in substantial compliance with applicable environmental regulations and do not believe that costs of compliance will have a material adverse effect on our earnings, capital expenditures or competitive position. We do not expect to make material capital expenditures for environmental control facilities for known items during 2003. There can be no assurance, however, that these known items or others will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

     The Company is an integrated flexible packaging converter supplying products to the food service, consumer products, bakery, supermarket and certain industrial markets. The Company operates within and sells to customers throughout the U.S., predominantly in one industry segment -- flexible packaging bags and wrappers for the fast food, paper and specialty paper bag markets. The Company is comprised of one operating segment based on management decisions as to resource allocation.

ITEM 2.  PROPERTIES

     Our principal properties consist of our manufacturing locations. Shown below are the locations of the principal properties which we own or lease. We believe our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

 OWNED FACILITIES

LOCATION                                SQUARE FEET              PRINCIPAL USE
--------                                -----------   -----------------------------------
Chicago, Illinois.....................    148,000     Office, Manufacturing and Warehouse
Baxter Springs, Kansas................    265,000     Office, Manufacturing and Warehouse
Caldwell, Ohio........................    117,000     Office, Manufacturing and Warehouse
Belpre, Ohio..........................     81,000     Office, Manufacturing and Warehouse
Detroit, Michigan.....................    255,000     Office, Manufacturing and Warehouse

 LEASED FACILITIES

LOCATION                                SQUARE FEET              PRINCIPAL USE
--------                                -----------   -----------------------------------
Chicago, Illinois(1)..................     65,000     Warehouse
Fort Madison, Iowa(2).................     58,000     Office, Manufacturing and Warehouse

---------------

(1) Lease expires in 2026, subject to termination at our election in 2006, and from time to time thereafter, upon specified notice.

(2) Lease expires in 2009, subject to our right to extend the lease for two successive five-year periods upon our written notice to the lessor.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently a party to various legal proceedings in various federal and state jurisdictions arising out of the operations of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that our ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the name, age, positions and offices held (as of the date hereof) and a brief account of the business experience for each executive officer of the Company.

NAME                             AGE                       INFORMATION
----                             ---                       -----------
Frank V. Tannura...............        Mr. Tannura has served as the Chairman of Packaging
                                 46    Dynamics since July 1, 2002, a Director of the
                                       Company since March 2002 and as a member of the
                                       Packaging Holdings management committee since
                                       November 1998. Prior to July 2002 Mr. Tannura was a
                                       Director, Executive Vice President and the Chief
                                       Financial Officer of Ivex.
Phillip D. Harris..............        Mr. Harris has served as a Director, the President
                                 59    and Chief Executive Officer of Packaging Dynamics
                                       since March 2002 and has held those offices with
                                       Packaging Holdings since January 2001. Prior to his
                                       employment with us, Mr. Harris was Vice President of
                                       Operations for Fort James Corporation, a consumer
                                       tissue products manufacturer, from 1993 to 2001.
Henry C. Newell................        Mr. Newell has served as Vice President and Chief
                                 45    Financial Officer of Packaging Dynamics since
                                       January 23, 2003. Prior to his employment with us,
                                       Mr. Newell was Director, Project Management at
                                       Georgia Pacific from 2001 to 2002 and held general
                                       management and controller positions with Fort James
                                       from 1995 to 2001.
Randy L. Van Antwerp...........        Mr. Van Antwerp has served as Vice President and
                                 51    General Manager of the Bagcraft division since
                                       January 2002 and as Vice President of Sales and
                                       Marketing of the Bagcraft division since January
                                       2001. Prior to joining Packaging Holdings in 2001,
                                       Mr. Van Antwerp served as General Manager of
                                       Georgia-Pacific Corporation's Dixie Food Wrap
                                       business.
Michael F. Arduino.............        Mr. Arduino has served as Packaging Dynamics' Vice
                                 52    President -- Finance since March 2002, as Vice
                                       President -- Finance of Packaging Holdings since
                                       November 1998 and as Vice President and Chief
                                       Financial Officer of BCA since 1993.
Jeremy S. Lawrence.............        Mr. Lawrence has served as Vice President and
                                 52    General Manager of ICI since October 2001. He joined
                                       Packaging Holdings in August 2000 as Vice President
                                       of Human Resources. Mr. Lawrence served as Vice
                                       President -- Human Resources for Ivex from 1991 to
                                       July 2000.
Edward Turner..................        Mr. Turner has served as Vice President and General
                                 57    Manager of IPMC, our paper mill division, since
                                       March 1999. Previously, he was employed for 25 years
                                       by Union Camp Corporation, most recently as Facility
                                       Manager of Union Camp's bleached paper and board
                                       products Manufacturing plant in Franklin, Virginia.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the NASDAQ since July 1, 2002, under the ticker symbol PKDY. The high and low sales prices for the common stock by quarter during 2002 as reported by the NASDAQ are shown below.

                                                                 PRICES
                                                              -------------
QUARTERS ENDED                                                HIGH     LOW
--------------                                                -----   -----
12/31/02....................................................  $6.60   $5.24
9/28/02.....................................................  $7.20   $5.10

     The approximate number of shareholders of record of our common stock as of March 6, 2003 was 443 holders. We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon the financial condition, capital requirements and our earnings as well as other factors that our Board of Directors may deem relevant. In addition, our senior credit facility prohibits the payment of dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated balance sheet data as of December 31, 2002 and 2001 and the selected consolidated statement of operations data for each of the three years ended December 31, 2002 for Packaging Dynamics Corporation have been derived from audited consolidated financial statements included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and the selected consolidated statement of operations data for the year ended December 31, 1999 and the period from November 20 to December 31, 1998 for Packaging Dynamics Corporation have been derived from audited consolidated financial statements not included in this annual report.

     The selected unaudited combined predecessor companies financial data as of November 19, 1998 and for the period from January 1 to November 19, 1998 reflect the combined businesses of BCA and IPMC, Inc., or IPMC, and are derived from unaudited financial data prepared by management. In the opinion of management, the selected unaudited combined financial data of the predecessor companies reflect their combined financial position and results of operations, as of those dates and for those periods presented, in accordance with accounting principles generally accepted in the United States of America.

     The selected financial data set forth below related to periods prior to July 1, 2002, do not reflect the many changes that occurred in our operations, capitalization and tax status in connection with and as a result of our new corporate holding company structure. The selected financial data are not necessarily indicative of what our results of operations or financial position would have been had we operated as an independent public company during the periods presented, nor is it necessarily indicative of our future results of operations or financial position. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this annual report.

                                                                                              PREDECESSOR
                                                                                               COMPANIES
                                            PACKAGING DYNAMICS CORPORATION (1)                    (2)
                                -----------------------------------------------------------   ------------
                                         YEAR ENDED DECEMBER 31,              NOVEMBER 20     JANUARY 1 TO
                                -----------------------------------------   TO DECEMBER 31,   NOVEMBER 19,
                                  2002       2001       2000       1999          1998             1998
                                --------   --------   --------   --------   ---------------   ------------
                                                                                              (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Net sales....................   $257,550   $234,821   $228,342   $205,224       $18,578         $161,675
Cost of sales................    226,463    205,772    200,529    172,778        16,446          139,683
Operating expenses...........     21,681     14,775     21,853     18,741         1,708           14,406
Income from operations.......      9,406     14,274      5,960     13,705           424            7,586
Interest expense.............      7,596     11,327     11,998      9,925           978            3,277
Income (loss) before income
  tax provision (benefit)....      1,810      2,947     (6,038)     3,780          (554)           4,309
Income tax provision
  (benefit)(3)...............        879        603       (838)       100            --            2,226
Net income (loss)............        931      2,344     (5,200)     3,680          (554)           2,083
BALANCE SHEET DATA (END OF
  PERIOD):
Total assets.................    166,355    160,010    169,901    176,764       133,946           87,717
Total liabilities............    120,648    126,013    137,421    139,084       104,200           74,404
Long-term debt, including
  note payable to related
  party......................     67,710     94,962    100,536    110,746        82,564           47,463
Stockholders' equity/
Members' equity..............     45,707     33,997     32,480     37,680        29,746            7,969

---------------

(1) The financial data of Packaging Dynamics Corporation include the acquisition of Wolf, as of October 23, 2002, and ICI as of July 14, 1999.

(2) For purposes of the predecessor companies presentation, the unaudited financial data of BCA and IPMC for the periods indicated have been combined.

(3) Prior to July 1, 2002, for income tax purposes, Packaging Holdings' federal and state taxable income, other than income generated by ICI, was reported by its members on their income tax returns as if the company were a partnership. Because ICI remained a taxable C-corporation following its acquisition by us in July 1999, ICI's income was reported on its corporate tax returns and not on the income tax returns of Packaging Holdings' members. Packaging Holdings' predecessor companies, BCA and IPMC, were also taxable entities prior to our acquiring them.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and accompanying notes thereto, and the other financial information included elsewhere in this annual report. This discussion contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. In the discussion that follows, dollar amounts other than per share data are stated in thousands.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

 NET SALES

     Net sales increased by 9.7% in 2002 over our net sales in 2001. The increase resulted primarily from additional volume associated with promotional business of higher sales price foil-based sandwich wrap products with major quick service restaurants and the acquisition of Wolf during the fourth quarter of 2002. Overall, net sales of food service products increased $28,528 during 2002 compared to the prior year, partially offset by decreases in outside sales volume of specialty paper due to an increased mix of intercompany products and increased competitive pricing in the marketplace.

     Net sales increased by 2.8% during the year ended December 31, 2001 over net sales during the corresponding period in 2000. The increase resulted from increased sales of converted products. The increased sales of converted products were associated with new consumer product introductions and increased sales volume of food service products of approximately $4,000, including foil based sandwich wrap. The increased sales of converted products were partially offset by decreased sales of specialty paper.

 GROSS PROFIT

     Gross profit increased 7.0% in 2002 compared to the corresponding period in the prior year primarily as a result of the increased sales volume. The gross profit margin was 12.1% which was .3% lower than 2001. The current period gross profit margin was favorably impacted by the product mix as well as lower raw material and energy costs partially offset by increased competitive pricing in the marketplace, primarily for specialty paper.

     Gross profit increased 4.4% during 2001 compared to 2000 primarily as a result of increased sales volume. Gross profit margin was 12.4% during 2001 compared to 12.2% during 2000. The increased gross profit margin is primarily attributable to lower labor and overhead costs as a percentage of sales. The decrease in labor costs was associated primarily with a management restructuring during 2000.

 SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased $4,490 or 32.8% during the year ended December 31, 2002 compared to the corresponding period in 2001. As a percentage of net sales, selling and administrative expenses increased to 7.1% during 2002 compared to 5.8% in 2001. The increase resulted primarily from long-term incentive compensation expense discussed below, higher selling expenses associated with the sales and marketing efforts and increased insurance costs.

     Selling and administrative expenses decreased $369, or 2.6%, during 2001 compared to 2000. As a percentage of net sales, selling and administrative expenses decreased to 5.8% during 2001 compared to 6.1% during 2000. The decrease resulted from decreased salary expense of approximately $290 primarily associated with a management restructuring during 2000 and management synergies, such as reduced head count, associated with the 1999 ICI acquisition.

     On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 Long Tem Incentive Compensation Plan (the "2001 LTIP"), stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 Long Term Incentive Stock Plan. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,924 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. We recorded a non-cash compensation charge of $2,667 for the twelve months ended December 31, 2002 related to these management incentive plans. For the twelve months ended December 31, 2001, we recorded no expense related to this plan.

 AMORTIZATION EXPENSE

     Amortization of intangibles decreased $846, or 87.6%, during 2002 compared to 2001. The decrease primarily results from the elimination of goodwill amortization during 2002, partially offset by the amortization of certain intangibles associated with the Wolf acquisition. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. The application of this statement resulted in the reduction of goodwill amortization of $930 for the year ended December 31, 2002 compared to the corresponding period in 2001.

     Amortization of intangibles decreased $2,174, or 69.2%, during 2001 compared to 2000. The decrease primarily resulted from the expiration of a non-compete agreement near the end of 2000. The non-compete agreement resulted in amortization expense of $2,500 per year from our inception on November 20, 1998 through November 19, 2000.

 ASSET SALES AND DISPOSALS

     We continue our efforts to upgrade the capabilities of our manufacturing operations. During the fourth quarter of 2002, we idled certain converting equipment in our Chicago, Illinois manufacturing facility in anticipation of installing two new bag making machines in the first quarter of 2003. The new bag machines are expected to significantly improve productivity on several product categories. Also, we permanently idled one of our paper machines and certain paper making equipment at our paper mill in Detroit, Michigan, permanently shifting all of the facility's paper production to its remaining three paper machines. The elimination of this paper machine was due in part to our improved focus on the productivity of the three remaining paper machines. These fourth quarter manufacturing improvements and certain other productivity improvements executed earlier in the year resulted in a loss of $3,397 on the sale or disposal of the equipment. We expect to continue the productivity improvement program which may result in future gains and losses on the sale or disposal of equipment.

 RESTRUCTURING EXPENSES

     During 2000, we implemented a restructuring plan, which resulted in a reduction in work force resulting in severance and other costs of $1,250, referred to as the 2000 Restructuring Charge. During 2000 and 2001, we paid $440 and $683 as a result of the restructuring plan. At December 31, 2002, substantially all amounts have been paid under the restructuring plan.

 AMERISERVE BAD DEBT PROVISION

     Ameriserve began to experience cash flow problems during late 1999 and filed for bankruptcy in January 2000. We recorded bad debt provision of $3,420 during 2000 for all of the Ameriserve receivables that became uncollectible in connection with the bankruptcy. During 2001, we also settled certain preferential payment claims for $135.

 INCOME FROM OPERATIONS

     Income from operations and operating margins were $9,406 and 3.7%, respectively, during 2002 compared to income from operations and operating margin of $14,274 and 6.1%, respectively, during 2001. The decrease in operating income resulted primarily from the increased operating expenses including the asset sales and disposals and long-term incentive compensation charge partially offset by the elimination of amortization of goodwill. Excluding the asset sales and disposals and long-term incentive compensation charge during 2002 and the Ameriserve bad debt provision and amortization of goodwill during 2001, income from operations and operating margins were $15,470 and 6.0%, respectively, during 2002 and $15,339 and 6.5%, respectively, during 2001. The decrease in operating margin during the twelve months of 2002 compared to 2001 resulted primarily from increased operating expenses. These unfavorable factors were partially offset by the increased sales volume and gross profit.

     Income from operations and operating margin were $14,274 and 6.1%, respectively, during 2001, compared to $5,960 and 2.6%, respectively, during 2000. Excluding the 2000 Restructuring Charge, the Ameriserve bad debt provision and the amortization of goodwill, income from operations and operating margin were $15,339 and 6.5%, respectively during 2001, compared to $11,558 and 5.1%, respectively, during 2000. The increase in operating income and margin in 2001 compared to 2000 was primarily the result of increased sales volume, reduced amortization expense of $2,174 and lower cost structure, including reduced head count.

  INTEREST EXPENSE

     Interest expense during 2002 was $7,596 compared to $11,327 during the same period in 2001. The decrease in interest expense in 2002 compared to 2001 resulted primarily from decreased interest rates and average outstanding indebtedness as a result of reductions in working capital and the forgiveness of the 12% Promissory Note payable to Ivex. The average interest rates on borrowings on our senior credit facility were approximately 2.15% less during 2002 compared to 2001. The paid-in-kind interest expense on the 12% Promissory Note was $1,106 in 2002 compared with $2,045 in 2001, reflecting the cancellation of the 12% Promissory Note payable to Ivex as of July 1, 2002.

     Interest expense during 2001 was $11,327 compared to $11,998 during 2000, respectively. The decrease in interest expense in 2001 compared to 2000 resulted primarily from decreased average outstanding indebtedness and reduced interest rates. The average interest rates on borrowings on our senior credit facility were approximately 0.39% less during 2001 compared to 2000. The decrease in 2001 was partially offset by increased paid-in-kind interest accruing on the 12% Promissory Note payable to Ivex. Paid-in-kind interest expense on the 12% Promissory Note was $2,045 and $1,810 during 2001 and 2000, respectively.

  INCOME TAXES

     To facilitate the distribution on July 1, 2002, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock. Prior to the distribution, the members of Packaging Holdings reported federal and state taxable income on their income tax returns as if it were a partnership. ICI has remained a taxable C-corporation from the time we acquired it in July, 1999 through the date of the distribution. The income tax provision for 2002 was $879 compared to $603 in 2001. The increase in income tax provision was primarily associated with our change in filing status.

     The significant income tax benefit recorded in 2000 primarily reflects the tax benefit associated with losses at ICI.

  NET INCOME

     Net income was $931 and $2,344 for 2002 and 2001, respectively compared to a net loss of $5,200 in 2000. The decrease for 2002 as compared to 2001 was primarily attributable to the asset sales and disposals, long-term incentive compensation charge and increased tax expense, partially offset by the elimination of amortization of goodwill and reduced interest. The net income in 2001 compared to a loss in 2000 was primarily the result of the 2000 Restructuring Charge and Ameriserve bad debt provision recorded during 2000. Excluding the effect of these items in 2000, the increase in net income was primarily due to the improved income from operations and reduced interest expense

  EBITDA AND ADJUSTED EBITDA

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

     EBITDA and Adjusted EBITDA for the years ended December 31, 2002, 2001 and 2000 are computed as follows:

                                                           FOR THE YEAR ENDED,
                                                ------------------------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    2002           2001           2000
                                                ------------   ------------   ------------
Income from operations, as reported...........    $ 9,406        $14,274        $ 5,960
Depreciation and amortization.................      7,663          8,304         10,395
                                                  -------        -------        -------
EBITDA........................................     17,069         22,578         16,355
Non-recurring long-term incentive compensation
  expense.....................................      2,667             --             --
Asset sales and disposals.....................      3,397             --             --
Ameriserve bad debt provision.................         --            135          3,420
Restructuring expenses........................         --             --          1,250
                                                  -------        -------        -------
Adjusted EBITDA...............................    $23,133        $22,713        $21,025
                                                  =======        =======        =======

     Adjusted EBITDA and Adjusted EBITDA margins were $23,133 and 9.0%, respectively, in 2002 as compared to $22,713 and 9.7%, respectively, in 2001 and $21,025 and 9.2%, respectively, in 2000. The increase in Adjusted EBITDA resulted from the increased sales volume and gross profit, partially offset by higher operating expenses including increased selling expenses associated with the sales and marketing efforts and increased insurance cost. The decrease in Adjusted EBITDA margin primarily resulted from the decreased gross profit margin. The increase in Adjusted EBITDA and Adjusted EBITDA margin in 2001 compared to 2000 primarily resulted from increased sales volume and improved cost structure.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

     Our accounting policies are disclosed in Note 2 to our consolidated financial statements. The more critical of our policies include revenue recognition, long-lived assets and the use of estimates in valuing inventories and accounts receivable which are described below.

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

 LONG-LIVED ASSETS

     Long-lived assets, including property, plant and equipment and intangibles with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, we had cash and cash equivalents of $1,864, and $23,675 was available under the revolving portion of the Senior Credit Facility. Our working capital at December 31, 2002 was $16,977.

     Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund principal short-term and long-term cash requirements.

     The Senior Credit Facility provides for Term A Loans and Term B Loans totaling $70,730 and a $25,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. The Term A Loan had a balance of $13,375 at December 31, 2002 and is required to be repaid in quarterly payments totaling $6,000 in 2003, and $7,375 in 2004. The Term B Loan had a balance of $57,355 at December 31, 2002 and is required to be repaid in quarterly payments totaling $720 in 2003, $28,400 in 2004 and $28,235 in 2005.

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

     Accordingly, Tranche A Term Loans and revolving loans bear interest at rates of up to 2.75% plus the base rate, in the case of Base Rate Loans, and up to 3.75% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term Loans bear interest at rates of up to 3.25% plus the base rate, in the case of Base Rate Loans, and up to 4.25% plus LIBOR, in the case of Eurodollar Loans.

     At December 31, 2002, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 2.75% plus LIBOR and 3.75% plus LIBOR, respectively, compared with 3.25% plus LIBOR and 4.0% plus LIBOR, respectively, at December 31, 2001. In addition, as of December 31, 2002, we had entered into interest rate derivative instruments, which are discussed in "
-- Quantitative and Qualitative Disclosures About Market Risk". Borrowings are collateralized by substantially all of the assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on November 20, 2004 and the Term B Loan will terminate on November 20, 2005.

     Under the Senior Credit Facility, PDLLC is required to comply on a quarterly basis with the following four financial covenants:

     - under the leverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of total funded debt to consolidated EBITDA for the 12-month period then ended must not exceed specified levels, decreasing from 3.25 to 1 at present to 2 to 1 from and after April 1, 2004;

     - under the interest coverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of consolidated EBITDA for the 12-month period then ended to cash interest expense for such 12-month period must be equal to or greater than certain specified levels, increasing from 3 to 1 at present to 4 to 1 from and after July 1, 2004;

     - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, PDLLC's ratio of consolidated EBITDA less capital expenditures and taxes to PDLLC's cash interest expense and scheduled funded debt payments must be equal to or greater than 1.15 to 1; and

     - under the net worth covenant, Packaging Holdings consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than $27,500 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Holdings (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended December 31, 1998 and (2) 50% of the net cash proceeds from any equity issuance after November 20, 1998 by Packaging Holdings or any subsidiary of Packaging Holdings.

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

     The Senior Credit Facility also contains various negative covenants that, among other things, require Packaging Holdings and its subsidiaries to limit future capital expenditures, borrowings, dividend payments, and payments to related parties, and restricts Packaging Holdings' ability and the ability of its subsidiaries to merge or consolidate. In addition, the Senior Credit Facility prevents our subsidiaries from making distributions, prohibits changes in the nature of business conducted by our subsidiaries and effectively requires, subject to limited exceptions, that Packaging Dynamics' pre-distribution stockholders, other than Ivex, retain beneficial ownership of at least 42.5% in Packaging Dynamics. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the senior credit facility. We believe that we are currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects. During the first quarter of 2003, the Company amended the Senior Credit Facility to, among other things, restate future leverage ratio and fixed charge ratio covenants.

     Packaging Holdings issued the 12% Promissory Note in the amount of $12,500 to Ivex on November 20, 1998 in connection with the acquisition of Ivex's paper mill operations located in Detroit, Michigan. The note with an accreted value of $19,238, was cancelled on July 1, 2002 in connection with the distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings.

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

     We made capital expenditures of $5,037, $5,135 and $2,268 during 2002, 2001 and 2000, respectively. The increase in capital expenditures during 2002 and 2001 compared to 2000 resulted primarily from expenditures that are expected to improve and increase converting productivity and capacity as well as reduce utility related costs at our paper mill facility. At December 31, 2002, we have capital projects ongoing at all locations.

     On October 23, 2002, the Company acquired the outstanding common stock of Wolf for the issuance of 166,667 shares of our common stock with a market value of $984 and cash of $9,275 (including the repayment of certain indebtedness and payment of costs related to the acquisition). Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa. Wolf is a significant supplier to the quick-service restaurant industry and generated annual revenues of approximately $23,000 during 2002. The acquisition was funded with cash flows from operations.

 COMMISSION STATEMENT ABOUT MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Senior Credit Facility requires PDLLC to maintain specified financial ratios and levels of tangible net worth. PDLLC was in compliance with those covenants as of December 31, 2002 the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($70,730 as of December 31, 2002) and foreclosure on the collateral securing those obligations. During the first quarter of 2003, the Company amended the Senior Credit Facility to, among other things, restate future leverage ratio and fixed charge ratio covenants.

     Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 5 -- Long-Term Debt and
Note 9 -- Commitments and Contingencies to the consolidated financial statements. A summary of significant contractual obligations as of December 31, 2002 is included as follows:

                                                      LONG-TERM     OPERATING
                                                         DEBT         LEASE
                                                      MATURITIES   COMMITMENTS    TOTAL
                                                      ----------   -----------   -------
2003................................................   $ 7,420       $1,498      $ 8,918
2004................................................    39,475        1,320       40,795
2005................................................    28,235          773       29,008
2006................................................        --          654          654
2007................................................        --          343          343
Thereafter..........................................        --          519          519
                                                       -------       ------      -------
Total...............................................   $75,130       $5,107      $80,237
                                                       =======       ======      =======

     The 12% Promissory Note was payable to Ivex, which held an ownership interest in Packaging Holdings prior to the distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in

Packaging Holdings. The 12% Promissory Note was cancelled in connection with the distribution. Pursuant to a consulting agreement, we paid Ivex a fixed annual consulting fee for services rendered to us by Ivex. During 2002, 2001 and 2000, we recorded consulting fee expense of $250, $500 and $750 related to this agreement. The consulting agreement was terminated in connection with the distribution.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002 as more fully explained in Note 2 to the consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 effective January 1, 2003 and do not expect the adoption to have a material effect on our consolidated financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002" which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 with early application encouraged. We will adopt SFAS No. 145 effective January 1, 2003 and do not expect the adoption to have a material effect on our consolidated financial position or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" which amends SFAS No. 123 by providing transition guidance for companies adopting the fair value based method of accounting for employee stock awards as well as mandating certain expanded disclosures relative to companies' stock award plans regardless of the method used to account for the awards. We adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002 as is more fully discussed in Note 2 to the consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees by requiring that the guarantor recognize a liability for the fair value of the obligation it assumes under a guarantee. We have adopted the disclosure provisions of FIN 45 effective December 31, 2002. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees that are initiated or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our consolidated financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of December 31, 2002, we had interest rate swap agreements with a group of banks having notional amounts totaling $55,000 with various maturity dates through December 10, 2003. These agreements effectively fix our LIBOR rate for $40,000 and $15,000 of our Senior Credit Facility indebtedness at rates of 3.83% and 1.61%, respectively. Beginning on December 10, 2003, we have a no cost collar agreement with a notional amount of $25,000 maturing on December 10, 2004. This collar agreement effectively fixes the LIBOR base rate for $25,000 of our Senior Credit Facility indebtedness at a maximum of 3.97% and allow for us to pay the market LIBOR from a floor of 2.34% to the maximum rate. If LIBOR falls below 2.34%, we are required to pay the floor rate of 2.34%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

     Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $1,126 as of December 31, 2002 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this annual report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- For the Twelve Months Ended December 31, 2002, 2001 and 2000 -- Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and -- Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)(1) The following financial statements of Packaging Dynamics are included on pages 20 to 37.

     - Report of Independent Accountants

     - Consolidated Balance Sheets at December 31, 2002 and 2001

     - Consolidated Statements of Operations for the Years ended December 31, 2002, 2001 and 2000

     - Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2002, 2001 and 2000

     - Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000

     - Notes to the Consolidated Financial Statements

     (a)(2) Financial Statement Schedules for the Year ended December 31, 2002 are included on pages 45 to 49.

     - Schedule I -- Condensed Financial Information

     - Schedule II -- Valuation and Qualifying Accounts and Reserves

     All other schedules of Packaging Dynamics for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required, are inapplicable or have been disclosed in the notes to the consolidated financial statements and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Packaging Dynamics Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Packaging Dynamics Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001.

-s- PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 22, 2003

                         PACKAGING DYNAMICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  1,864       $  1,041
  Accounts receivable trade (net of allowance for doubtful
    accounts of $609 and $373, respectively)................      22,640         18,859
  Inventories...............................................      28,257         30,692
  Prepaid expenses and other................................       3,995          3,652
                                                                --------       --------
      Total current assets..................................      56,756         54,244
                                                                --------       --------
Property, Plant and Equipment:
  Buildings and improvements................................      24,071         23,584
  Machinery and equipment...................................      64,440         64,484
  Projects in progress......................................       1,290            396
                                                                --------       --------
                                                                  89,801         88,464
  Less -- accumulated depreciation..........................     (26,476)       (20,930)
                                                                --------       --------
                                                                  63,325         67,534
  Land......................................................       1,276          1,297
                                                                --------       --------
      Total property, plant and equipment...................      64,601         68,831
                                                                --------       --------
Other Assets:
  Goodwill, net of accumulated amortization.................      42,771         34,329
  Intangibles and other assets..............................       2,227          2,606
                                                                --------       --------
      Total other assets....................................      44,998         36,935
                                                                --------       --------
        Total Assets........................................    $166,355       $160,010
                                                                ========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................    $  7,420       $  6,420
  Accounts payable..........................................      23,299         16,424
  Accrued salary and wages..................................       2,627          1,763
  Other accrued liabilities.................................       6,433          4,355
                                                                --------       --------
      Total current liabilities.............................      39,779         28,962
Long-Term Debt..............................................      67,710         76,830
Note Payable to Related Party...............................          --         18,132
Other Liabilities...........................................       2,736             --
Deferred Income Taxes.......................................      10,423          2,089
                                                                --------       --------
Total Liabilities...........................................     120,648        126,013
                                                                --------       --------
Commitments and Contingencies (Note 9)......................
                                                                --------       --------
Stockholders' Equity/Members' Equity:
  Common stock, $.01 par value -- 40,000,000 shares
    authorized; 9,618,767 shares issued and outstanding.....          96             --
  Preferred stock, $.01 par value -- 5,000,000 shares
    authorized; no shares issued or outstanding.............          --             --
  Paid in capital in excess of par value....................      45,560             --
  Other comprehensive income (loss).........................        (253)            --
  Retained earnings.........................................         304             --
  Members' equity...........................................          --         33,997
                                                                --------       --------
      Total stockholders' equity/members' equity............      45,707         33,997
                                                                --------       --------
        Total Liabilities and Stockholders' Equity/Members'
        Equity..............................................    $166,355       $160,010
                                                                ========       ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Net sales...................................................  $257,550    $234,821    $228,342
Cost of goods sold..........................................   226,463     205,772     200,529
                                                              --------    --------    --------
Gross profit................................................    31,087      29,049      27,813
                                                              --------    --------    --------
Operating expenses:
  Selling...................................................     7,299       6,525       6,646
  General and administrative................................    10,865       7,149       7,397
  Amortization of intangibles...............................       120         966       3,140
  Asset sales and disposals.................................     3,397          --          --
  Ameriserve bad debt provision.............................        --         135       3,420
  Restructuring.............................................        --          --       1,250
                                                              --------    --------    --------
Total operating expenses....................................    21,681      14,775      21,853
                                                              --------    --------    --------
Income from operations......................................     9,406      14,274       5,960
Interest expense............................................     7,596      11,327      11,998
                                                              --------    --------    --------
Income (loss) before income taxes...........................     1,810       2,947      (6,038)
Income tax provision (benefit)..............................       879         603        (838)
                                                              --------    --------    --------
Net income (loss)...........................................  $    931    $  2,344    $ (5,200)
                                                              ========    ========    ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $    931    $  2,344    $ (5,200)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Depreciation...........................................     7,543       7,338       7,255
     Amortization of intangibles assets.....................       120         966       3,140
     Amortization of deferred finance costs.................       739         993         639
     Loss on disposal of equipment..........................     3,397          23          --
     Provision for doubtful accounts........................       367        (237)      3,999
     Deferred income taxes..................................      (770)        204        (599)
     Non-cash charge for long-term incentive compensation...     2,542          --          --
     Non-cash interest to related party.....................     1,106       2,045       1,810
     Changes in operating assets and liabilities (excluding
       acquisition of business):
       Accounts receivable..................................    (2,572)        586      (4,078)
       Inventories..........................................     3,477       7,650      (2,723)
       Other assets.........................................      (545)     (1,190)        339
       Accounts payable and accrued liabilities.............     6,404      (6,807)      8,146
                                                              --------    --------    --------
          Net cash from operating activities................    22,739      13,915      12,728
                                                              --------    --------    --------
Cash flows from (used by) investing activities:
  Proceeds from sale of assets..............................       403          51           9
  Acquisition of Wolf Packaging, Inc., net of cash
     acquired...............................................    (9,275)         --          --
  Additions to property, plant and equipment................    (5,037)     (5,135)     (2,268)
                                                              --------    --------    --------
          Net cash used by investing activities.............   (13,909)     (5,084)     (2,259)
                                                              --------    --------    --------
Cash flows from (used by) financing activities:
  Repayments under revolving line of credit.................   (32,100)    (55,000)    (50,100)
  Proceeds under revolving line of credit...................    30,400      53,800      44,500
  Principal payments for loan obligations...................    (6,420)     (6,420)     (5,420)
  Payment of financing costs................................        --        (357)       (459)
  Other, net................................................       113        (273)         --
                                                              --------    --------    --------
          Net cash used by financing activities.............    (8,007)     (8,250)    (11,479)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........       823         581      (1,010)
Cash and cash equivalents at beginning of year..............     1,041         460       1,470
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  1,864    $  1,041    $    460
                                                              ========    ========    ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
     Interest...............................................  $  5,722    $  8,395    $ 10,572
     Income taxes...........................................     1,231          75         (86)
Non-cash transaction:
  Common stock issued for the acquisition of Wolf Packaging,
     Inc....................................................       984          --          --

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/MEMBERS' EQUITY AND
                       OTHER COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                             PACKAGING DYNAMICS
                                                CORPORATION
                                        ----------------------------                                  RETAINED      ACCUMULATED
                                           COMMON STOCK                                               EARNINGS         OTHER
                                        ------------------   PAID IN   CONTRIBUTIONS    ADVANCES    (ACCUMULATED   COMPREHENSIVE
                                         SHARES     AMOUNT   CAPITAL   FROM MEMBERS    TO MEMBERS     DEFICIT)     INCOME (LOSS)
                                        ---------   ------   -------   -------------   ----------   ------------   -------------
Balance at December 31, 1999..........                                    $34,579         $(25)        $3,126         $    --
Net loss..............................                                                                 (5,200)
Other comprehensive income (loss):....
                                        ---------    ---     -------      -------         ----         ------         -------
Balance at December 31, 2000..........                                     34,579          (25)        (2,074)             --
Net income............................                                                                  2,344
Due from members......................                                                    (273)
Other comprehensive income (loss):
  Cumulative effect of change in
    accounting principle for
    derivatives and hedging
    activities........................                                                                                    363
  Reclassification of derivative
    losses to earnings................                                                                                    416
  Change in fair value of derivative
    instruments.......................                                                                                 (1,333)
    Other comprehensive income
      (loss)..........................
                                        ---------    ---     -------      -------         ----         ------         -------
Balance at December 31, 2001..........                                     34,579         (298)           270            (554)
Formation of Packaging Dynamics
  Corporation (Note 1)................  9,437,750    $94     $44,475      (34,579)         298           (897)            704
Net income............................                                                                    931
Exercise of common stock options......     14,350                103
Issuance of common stock..............    166,667      2         982
Other comprehensive income (loss):....
  Reclassification of derivative
    losses to earnings................                                                                                    957
  Change in fair value of derivative
    instruments, net of income
    taxes.............................                                                                                 (1,360)
    Other comprehensive income
      (loss)..........................
                                        ---------    ---     -------      -------         ----         ------         -------
Balance at December 31, 2002..........  9,618,767    $96     $45,560      $    --         $ --         $  304         $  (253)
                                        =========    ===     =======      =======         ====         ======         =======


                                        STOCKHOLDERS'/
                                           MEMBERS'      COMPREHENSIVE
                                            EQUITY       INCOME (LOSS)
                                        --------------   -------------
Balance at December 31, 1999..........     $37,680
Net loss..............................      (5,200)         $(5,200)
                                                            -------
Other comprehensive income (loss):....                      $(5,200)
                                           -------          =======
Balance at December 31, 2000..........      32,480
Net income............................       2,344          $ 2,344
Due from members......................        (273)
Other comprehensive income (loss):
  Cumulative effect of change in
    accounting principle for
    derivatives and hedging
    activities........................         363              363
  Reclassification of derivative
    losses to earnings................         416              416
  Change in fair value of derivative
    instruments.......................      (1,333)          (1,333)
                                                            -------
    Other comprehensive income
      (loss)..........................                      $ 1,790
                                           -------          =======
Balance at December 31, 2001..........      33,997
Formation of Packaging Dynamics
  Corporation (Note 1)................      10,095
Net income............................         931          $   931
Exercise of common stock options......         103
Issuance of common stock..............
Other comprehensive income (loss):....         984
  Reclassification of derivative
    losses to earnings................         957              957
  Change in fair value of derivative
    instruments, net of income
    taxes.............................      (1,360)          (1,360)
                                                            -------
    Other comprehensive income
      (loss)..........................                      $   528
                                           -------          =======
Balance at December 31, 2002..........     $45,707
                                           =======

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

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

     On March 18, 2002, the board of directors of Ivex Packaging Corporation ("Ivex") approved a merger agreement providing for the merger with Ivex of a wholly-owned subsidiary of Alcoa Inc. As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings. To facilitate the distribution, Ivex formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for 9,437,750 shares of common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed 4,548,050 shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger. The consolidated financial statements of Packaging Dynamics presented herein include the results of operations, financial position and cash flows of Packaging Holdings.

     Also in connection with the merger and distribution, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock; the $12,500 12% subordinated note payable by Packaging Holdings to Ivex, plus accreted interest, totaling approximately $19,238 was canceled; and a consulting agreement with Ivex was canceled. The impact of the distribution is reflected on the Consolidated Statements of Stockholders' Equity/Members' Equity and Other Comprehensive Income (Loss) as Formation of Packaging Dynamics Corporation. The impact on Stockholders' Equity of the distribution includes (i) an increase of $19,238 resulting from the cancellation of the $12,500 12% subordinated note payable to Ivex; (ii) a decrease of $9,200 resulting from additional deferred tax liabilities due to Packaging Dynamics' C-corporation status; (iii) an increase of $423 resulting from the repayment of certain advances and obligations of members of Packaging Holdings; and (iv) a decrease of $366 resulting from expenses associated with the transaction.

     On July 1, 2002, the Company issued 9,437,750 shares of common stock in connection with the merger and distribution. Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

     The Company is an integrated flexible packaging converter supplying products to the food service, consumer products, bakery, supermarket and certain industrial markets. The Company operates within and sells to customers throughout the U.S., predominantly in one industry segment -- flexible packaging bags and wrappers for the fast food, paper and specialty paper bag markets. The Company is comprised of one operating segment based on management decisions as to resource allocation.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Packaging Dynamics Corporation and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

                         PACKAGING DYNAMICS CORPORATION

CASH AND CASH EQUIVALENTS

     The Company considers any highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents.

REVENUE RECOGNITION

     The Company recognizes revenue primarily at the time title transfers to the customer (generally upon shipment of products). Shipping and handling costs are included as a component of cost of goods sold.

INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at December 31, 2002 and December 31, 2001 consist of the following:

                                                            DECEMBER 31,   DECEMBER 31,
                                                                2002           2001
                                                            ------------   ------------
Raw materials.............................................    $13,025        $11,211
Work-in-process...........................................      1,089          1,385
Finished goods............................................     14,143         18,096
                                                              -------        -------
                                                              $28,257        $30,692
                                                              =======        =======

PROPERTY, PLANT AND EQUIPMENT

     The Company capitalizes expenditures for major renewals and betterments at cost and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method over the estimated useful lives (generally 31 years for buildings, 15 to 31 years for improvements and 7 to 25 years for machinery and equipment). During 2002, the Company changed the estimate of useful lives for certain of its paper machinery and equipment to have a maximum useful life of 25 years resulting in a net reduction of annual depreciation expense of $200.

     The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in the current operating results.

LONG-LIVED ASSETS

     Long-lived assets, including property, plant and equipment and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 generally establishes a standard framework from which to measure impairment of long-lived assets and expands discontinued operations income statement presentation to include a component of the entity. The adoption did not have a material effect on the Company's consolidated financial position or cash flows.

                         PACKAGING DYNAMICS CORPORATION

GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives.

     Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit less the fair values of all the other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company completed the required impairment tests during 2002 which indicated no impairment charge was required.

     A comparison of net income for the three years ended December 31, 2002 adjusted to remove goodwill amortization is as follows:

                                                             FOR THE YEARS ENDED,
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Reported net income (loss)......................      $931          $2,344        $(5,200)
Add: Goodwill amortization......................        --             930            928
                                                      ----          ------        -------
Adjusted net income (loss)......................      $931          $3,274        $(4,272)
                                                      ====          ======        =======

     A rollforward of goodwill for 2002 and 2001 is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Balance at beginning of year................................  $34,329   $35,259
  Additions.................................................    8,442        --
  Amortization..............................................       --      (930)
                                                              -------   -------
Balance at end of year......................................  $42,771   $34,329
                                                              =======   =======

STOCK BASED COMPENSATION

     At December 31, 2002, the company has a stock-based compensation plan, which is described more fully in Note 8, "Employee Benefit Plans." The company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion (APBO) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant.

     On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, the Company's net income for the year ended December 31, 2002 would have been $374.

     The Company's pro forma net income was determined under the assumption that the 2002 options granted were fully earned and vested at the date of grant. The options granted during 2002 had an estimated fair value of $4.25. The fair value of the options granted was estimated on the date earned using the

                         PACKAGING DYNAMICS CORPORATION

Black-Scholes option-pricing model and utilized the following assumptions: dividend yield -- 0%; volatility -- 35%; risk-free interest rate -- 4.82% and; expected lives -- 5 years.

EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options (183,747 for the year ended December 31, 2002). The Company recorded a basic and diluted earnings per share of $0.09 and $0.09, respectively, for the quarter ending September 30, 2002 and a basic and diluted loss per share of $0.06 and $0.06, respectively, for the quarter ending December 31, 2002. Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Company recognizes all derivative instruments as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity/members' equity through accumulated other comprehensive income (loss) or within operations depending upon the nature of the derivative instrument.

     The Company maintains interest rate swap agreements that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. Such derivative financial instruments are recorded at fair value, and at December 31, 2002, the fair value approximates a loss of $1,126 which is included in accrued liabilities within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the swap could be settled with a third party, are recorded in other comprehensive income (loss). The differentials to be received or paid under the interest rate swap agreements are recognized in income over the life of the contract as adjustments to interest expense.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption to have a material effect on its consolidated financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002" which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 with early application encouraged. The Company will adopt SFAS No. 145 effective January 1, 2003 and does not expect the adoption to have a material effect on its consolidated financial position or cash flows.

                         PACKAGING DYNAMICS CORPORATION

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference in accounting under SFAS No. 146 is that a liability for the cost associated with an exit or disposal activity cannot be recognized until the liability has been incurred. Under EITF 94-3, an exit cost liability could be recognized at the date of any entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees by requiring that the guarantor recognize a liability for the fair value of the obligation it assumes under a guarantee. The Company has adopted the disclosure provisions of FIN 45 effective December 31, 2002. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees that are initiated or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial position or cash flows.

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The Company maintains allowances for potential credit losses based upon expected collectibility of all accounts receivable.

     In 1999, Ameriserve Food Distribution Company, Inc. ("Ameriserve") accounted for approximately 15.7% of the Company's gross sales. Ameriserve began to experience cash flow problems during late 1999 and filed for bankruptcy in January 2000. The Company recorded bad debt provisions of $750 and $3,420 during 1999 and 2000, respectively, for all of the Ameriserve receivables that became uncollectible in connection with the bankruptcy. During 2001, the Company also paid certain preferential payment claims of $135 related to Ameriserve.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based on market prices for the same or similar type of financial instruments. The fair market value of the Company's interest rate swaps were a loss of $1,126 at December 31, 2002.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         PACKAGING DYNAMICS CORPORATION

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 3 -- ACQUISITION

     On October 23, 2002, the Company acquired the outstanding common stock of Wolf Packaging, Inc. ("Wolf") for the issuance of 166,667 shares of the Company's common stock with a fair market value on the date of acquisition of $984 and cash of $9,275 (including the repayment of certain indebtedness and payment of costs related to the acquisition). Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa. Wolf is a significant supplier to the quick-service restaurant industry and generated annual revenues of approximately $23,000 during 2002. As a result of the acquisition, the Company is expected to enhance its market share of the quick-service restaurant industry and reduce costs through economies of scale.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                              AS OF OCTOBER 23,
                                                                    2002
                                                              -----------------
Current assets..............................................       $ 2,857
Property, plant and equipment...............................         1,755
Intangible assets...........................................           480
Goodwill....................................................         8,442
                                                                   -------
  Total assets acquired.....................................        13,534
                                                                   -------
Current liabilities.........................................        (2,523)
Other liabilities...........................................          (250)
Deferred taxes..............................................          (400)
                                                                   -------
  Total liabilities assumed.................................        (3,173)
                                                                   -------
Net operating assets acquired...............................        10,361
  Debt assumed..............................................        (2,734)
                                                                   -------
Net assets acquired.........................................       $ 7,627
                                                                   =======

     The intangible assets are comprised of customer contracts of $380 (1.4 year weighted average life) and non-compete agreements of $100 (9.5 year weighted average life). Goodwill is not expected to be deductible for income tax purposes.

     The Company's financial statements include the results of operations and cash flows of Wolf from the purchase date. Adjusting for the full year effect of the acquisition, unaudited pro forma net sales would have been higher by approximately $19,000 and $16,000, respectively, compared to the reported net sales in 2002 and 2001. Unaudited pro forma net income would not have been significantly different compared to the Company's reported net income in 2002 and 2001, as incremental income from operations was offset by pro forma interest expense related to the acquisition. The unaudited pro forma results of operations were prepared as if the acquisition had occurred as of the beginning of 2001, after giving effect for certain adjustments. The unaudited results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of the year or of results which may occur in the future.

                         PACKAGING DYNAMICS CORPORATION

NOTE 4 -- INTANGIBLE AND OTHER ASSETS

     Intangible and other assets at December 31, 2002 and December 31, 2001 consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Covenants not to compete and customer contracts.............     $5,696         $5,216
Deferred financing costs....................................      4,624          4,624
                                                                 ------         ------
                                                                 10,320          9,840
Accumulated amortization....................................     (8,093)        (7,234)
                                                                 ------         ------
                                                                 $2,227         $2,606
                                                                 ======         ======

     The increase in covenants not to compete and customer contracts resulted from $480 of intangible assets recorded as a result of the acquisition of Wolf.

     Substantially all of the intangible and other asset balance at December 31, 2002 will be amortized before December 31, 2005.

NOTE 5 -- LONG-TERM DEBT

     Long-term debt at December 31, 2002 and December 31, 2001 consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Senior Credit Facility:
  Tranche A Term Loan.......................................    $13,375        $18,375
  Tranche B Term Loan.......................................     57,355         58,075
  Revolving credit loan.....................................         --          1,700
Seller note payable.........................................      3,000          3,000
Baxter Springs facility HUD loan............................      1,400          2,100
                                                                -------        -------
  Subtotal..................................................     75,130         83,250
Current maturities of long term debt........................     (7,420)        (6,420)
                                                                -------        -------
Long-term debt..............................................    $67,710        $76,830
                                                                =======        =======

SENIOR CREDIT FACILITY

     During 1998, PDLLC entered into a credit agreement (the "Senior Credit Facility") with BankAmerica, N.A. that provided two term loans and a revolving credit loan totaling $71,000, including a $22,500 revolving credit facility. The term loans require quarterly principal payments beginning March 31, 1999 and ending November 20, 2004 for Term Loan A and November 20, 2005 for Term Loan B. These payments ranged from $125 to $5,000.

     Effective July 15, 1999, in connection with the acquisition of International Converter, Inc. ("ICI"), PDLLC executed an amendment and restatement of the Senior Credit Facility that provided for two term loans totaling $89,250 and a revolver with maximum borrowings of $45,000. Effective August 18, 2000, the terms of the Senior Credit Facility and existing covenants were amended. The terms were amended to change the scheduled amounts of quarterly payments and interest rates. The term loans require quarterly principal payments beginning September 30, 2000 and ending November 20, 2004 for Term Loan A and November 20, 2005 for Term Loan B and range from $180 to $7,100. In May 2001, the Senior Credit Facility was further amended to reduce the maximum borrowings under the revolver to $25,000 and to modify existing covenants.

                         PACKAGING DYNAMICS CORPORATION

Borrowings under the revolver were zero and $1,700 at December 31, 2002 and 2001 (approximately $23,675 was available at December 31, 2002).

     Loans under the Senior Credit Facility are designated from time to time, at the Company's election, either (1) as Eurodollar Loans, which bear interest at a rate based on the London Interbank Offered Rate, or LIBOR, adjusted for regulatory reserve requirements, or (2) as Base Rate Loans, which bear interest at a rate based on the Federal Funds Rate or the prime rate. The interest rate on Eurodollar Loans is equal to LIBOR plus an applicable percentage that varies with the leverage ratio of PDLLC and its consolidated subsidiaries. The interest rate on Base Rate Loans is equal to

     - a base rate equal to the greater of (1) the Federal Funds rate plus 1/2 of 1% and (2) the prime rate, plus

     - an applicable percentage that varies with the leverage ratio of PDLLC and its consolidated subsidiaries.

     Accordingly, Tranche A Term Loans and revolving loans bear interest at rates of up to 2.75% plus the base rate, in the case of Base Rate Loans, and up to 3.75% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term Loans bear interest at rates of up to 3.25% plus the base rate, in the case of Base Rate Loans, and up to 4.25% plus LIBOR, in the case of Eurodollar Loans.

     At December 31, 2002, the interest rates on outstanding borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 2.75% plus LIBOR and 3.75% plus LIBOR, respectively, compared with 3.25% plus LIBOR and 4.00% plus LIBOR, respectively, at December 31, 2001.

     As of December 31, 2002, the Company had interest rate swap agreements with a group of banks having notional amounts totaling $55,000 with various maturity dates through December 10, 2003. These agreements effectively fix the LIBOR rate for $40,000 and $15,000 of the Senior Credit Facility indebtedness at rates of 3.83% and 1.61%, respectively. Beginning on December 10, 2003, the Company has a no cost collar agreement with a notional amount of $25,000 maturing on December 10, 2004. This collar agreement effectively fixes the LIBOR base rate for $25,000 of the Senior Credit Facility indebtedness at a maximum of 3.97% and allows for the Company to pay the market LIBOR from a floor of 2.34% to the maximum rate. If LIBOR falls below 2.34%, the Company is required to pay the floor rate of 2.34%. Borrowings under the Senior Credit Facility are collateralized by substantially all of the assets of the Company's operating subsidiaries. The revolving credit facility and Term A Loan will terminate on November 20, 2004 and the Term B Loan will terminate on November 20, 2005.

     Under the senior credit facility, PDLLC is required to comply on a quarterly basis with the following four financial covenants:

     - under the leverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of total funded debt to consolidated EBITDA for the 12-month period then ended must not exceed specified levels, decreasing from 3.25 to 1 at present to 2 to 1 from and after April 1, 2004;

     - under the interest coverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of consolidated EBITDA for the 12-month period then ended to cash interest expense for such 12-month period must be equal to or greater than certain specified levels, increasing from 3 to 1 at present to 4 to 1 from and after July 1, 2004;

     - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, PDLLC's ratio of consolidated EBITDA less capital expenditures and taxes to PDLLC's cash interest expense and scheduled funded debt payments must be equal to or greater than 1.15 to 1; and

     - under the net worth covenant, Packaging Holdings' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than $27,500, increased on a cumulative basis by (1) as of the

                         PACKAGING DYNAMICS CORPORATION
       last day of each fiscal quarter, 50% of the consolidated net income of Packaging Holdings (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended December 31, 1998 and (2) 50% of the net cash proceeds from any equity issuance after November 20, 1998 by Packaging Holdings or any subsidiary of Packaging Holdings.

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

     The senior credit facility also contains various negative covenants that, among other things, require Packaging Holdings and its subsidiaries to limit future capital expenditures, borrowings, dividend payments, and payments to related parties, and restricts Packaging Holdings' ability and the ability of its subsidiaries to merge or consolidate. In addition, the senior credit facility prevents the Company's subsidiaries from making distributions, prohibits changes in the nature of business conducted by the Company's subsidiaries and effectively requires, subject to limited exceptions, that Packaging Dynamics' pre-distribution stockholders, other than Ivex, retain beneficial ownership of at least 42.5% in Packaging Dynamics. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the Senior Credit Facility. The Company is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects. During the first quarter of 2003, the Company amended the Senior Credit Facility to, among other things, restate future leverage ratio and fixed charge ratio covenants.

SELLER NOTE PAYABLE

     On July 14, 1999, the Company issued a $3,000 note subordinated to the Senior Credit Facility to the seller in connection with the purchase of ICI. Interest on this note is at 7.5% payable semi-annually commencing on December 31, 1999. This unsecured note matures on July 14, 2004 and may be accelerated under certain circumstances, including a change of control and an acceleration of the Senior Credit Facility.

BAXTER SPRINGS FACILITY LOANS

     The Company has certain obligations under debt agreements with the U.S. Department of Housing and Urban Development (HUD) in the form of promissory notes payable to the City of Baxter Springs. The notes bear interest at various rates varying from 4.57% to 6.57%, as determined by HUD and interest is payable on a semi-annual basis. These notes are payable in annual installments of $700 through August 2004.

     Borrowings are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings is subordinated to the repayment of obligations under the Senior Credit Facility.

CHANGE IN CONTROL PROVISIONS

     The Senior Credit Facility and the ICI note include terms that limit changes in the Company's ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place the Company in default under these debt instruments. The Company does not believe that the distribution and common stock exchange as described in the merger agreement by and between Ivex and Alcoa resulted in a change in control as defined in the senior credit facility or the ICI note.

                         PACKAGING DYNAMICS CORPORATION

MATURITIES

     Maturities of long-term debt outstanding at December 31, 2002 are:

Year ending December 31:
  2003......................................................  $ 7,420
  2004......................................................   39,475
  2005......................................................   28,235
                                                              -------
                                                              $75,130
                                                              =======

NOTE 6 -- RELATED PARTY TRANSACTIONS

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

     Pursuant to a consulting agreement, PHLLC paid Ivex an annual consulting fee for management and administrative services rendered to PHLLC by Ivex including financial, tax, accounting and legal services. During 2002, 2001 and 2000, PHLLC recorded consulting fee expense of $250, $500 and $750, respectively, related to this agreement. On July 1, 2002, the consulting agreement was canceled.

NOTE 7 -- INCOME TAXES

     Packaging Dynamics' corporate structure is a C-corporation and, as such, the federal and state taxable income of the Company and its subsidiaries is recorded on the consolidated income tax returns of the Packaging Dynamics. Prior to the distribution, the members of Packaging Holdings reported federal and state taxable income on their income tax returns. ICI had remained a taxable C-corporation from the time the Company acquired it in July 1999 through the date of the distribution.

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

     The components of the income tax provision shown in the consolidated statements of operations are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                            2002     2001     2000
                                                           ------   ------   -------
Income tax provision (benefit):
  Current................................................  $1,649   $  399   $  (239)
  Deferred...............................................    (770)     204      (599)
                                                           ------   ------   -------
                                                           $  879   $  603   $  (838)
                                                           ======   ======   =======

                         PACKAGING DYNAMICS CORPORATION

     The provision recognized for income taxes differs from the amount determined by applying the U.S. federal income tax rate of 35% due to the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                            2002     2001     2000
                                                           ------   ------   -------
Income (loss) before income taxes........................  $1,810   $2,947   $(6,038)
                                                           ======   ======   =======
Computed expected provision (benefit) at the statutory
  rate...................................................  $  634   $1,031   $(2,113)
Adjustments to the computed expected provision (benefit)
  resulting from:
  Income reported directly to Packaging Holdings
     members.............................................     133     (630)    1,322
  Amortization of goodwill...............................      --      119       106
  State income taxes, net................................     100       69      (136)
  Other, net.............................................      12       14       (17)
                                                           ------   ------   -------
                                                           $  879   $  603   $  (838)
                                                           ======   ======   =======

     Deferred tax liabilities (assets) are comprised of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
Depreciation................................................  $11,694   $2,467
Intangible assets...........................................    1,282     (155)
Compensation accruals.......................................   (1,720)      --
Derivative instruments......................................     (462)      --
Other.......................................................     (371)    (223)
                                                              -------   ------
                                                              $10,423   $2,089
                                                              =======   ======

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     2001 Long-Term Incentive Compensation Plan -- PHLLC had an unfunded 2001 Long-Term Incentive Compensation Plan (the "2001 LTIP") for certain key executives prior to the distribution. Under the terms of this plan, 3,000,000 incentive units, subject to adjustment, and representing 8.2% of the fully diluted outstanding limited liability shares, had been granted. The plan was designed to reward those individuals on the increased equity value of PHLLC, and provided that 40% of the incentive units were earned on the effective date and the remaining 60% could have been earned based upon PHLLC's attainment of certain annual earnings targets. Participants in the plan vested on a pro-rata basis over three years from the plan's origination date. In the event PHLLC completed a transaction which caused a substantial change in ownership control, the plan provided for an accelerated vesting schedule. The plan was terminated during 2002.

     2002 Long-term Incentive Stock Plan -- On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 LTIP, stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 Long Term Incentive Stock Plan. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,924 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options the Company has the right to repurchase an executive's options if he terminates employment before the end of the three-year period. The Company recorded a non-cash compensation charge of

                         PACKAGING DYNAMICS CORPORATION

$2,667 during December 31, 2002 related to these management incentive plans. During 2002, 43,397 options were repurchased from former employees for approximately $124.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

LEASE COMMITMENTS

     The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipment. Rental expense amounted to $1,632, $1,555 and $1,662 for the year ended December 31, 2002, 2001 and 2000, respectively.

     Future minimum rental commitments for operating leases with noncancelable terms in excess of one year are as follows:

Year ending December 31:
2003........................................................  $1,498
2004........................................................   1,320
2005........................................................     773
2006........................................................     654
2007........................................................     343
Thereafter..................................................     519
                                                              ------
                                                              $5,107
                                                              ======

NOTE 10 -- ASSET SALES AND DISPOSALS

     The Company continues its efforts to upgrade the capabilities of its manufacturing operations. During the fourth quarter of 2002, the Company idled certain converting equipment in its Chicago, Illinois manufacturing facility in anticipation of installing two new bag making machines in the first quarter of 2003. The new bag machines are expected to significantly improve productivity on several product categories. Also, the Company permanently idled one of its paper machines and certain paper making equipment at its paper mill in Detroit, Michigan, permanently shifting all of the facility's paper production to its remaining three paper machines. The elimination of this paper machine was due in part to the Company's improved focus on the productivity of

                         PACKAGING DYNAMICS CORPORATION
the three remaining paper machines. These fourth quarter manufacturing improvements and certain other productivity improvements executed earlier in the year resulted in a loss of $3,397 on the sale or disposal of the equipment. The Company expects to continue the productivity improvement program which may result in future gains and losses on the sale of equipment.

NOTE 11 -- RESTRUCTURING CHARGE

     In January 2000, the Company commenced a restructuring plan, which resulted in a reduction in work force of 32 people. The restructuring charge includes severance and other benefits related to this reduction in force of $1,250. At December 31, 2002 and 2001, there is $54 and $127, respectively, of severance and other benefits costs remaining to be paid in future periods.

     The restructuring charge activity is as follows:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2002   2001    2000
                                                              ----   ----   ------
Balance at the beginning of the year........................  $127   $567   $   --
Charges taken...............................................    --     --    1,250
Payment of severance and benefits...........................   (73)  (440)    (683)
                                                              ----   ----   ------
Balance at the end of the year..............................  $ 54   $127   $  567
                                                              ====   ====   ======

NOTE 12 -- UNAUDITED QUARTERLY RESULTS

     Summarized unaudited quarterly data for the years ended December 31, 2002 and 2001 are as follows:

                                                  MARCH 30,   JUNE 29,   SEPTEMBER 28,   DECEMBER 31,
QUARTER ENDED(1)                                    2002        2002         2002          2002(2)
----------------                                  ---------   --------   -------------   ------------
Net sales.......................................   $60,125    $65,731       $64,132        $67,562
Gross profit....................................     6,972      7,857         8,262          7,996
Income from operations..........................     2,204      3,680         2,948            574
Net income (loss)...............................      (480)     1,107           875           (571)
Diluted earnings per share:
  Net income (loss)(3)..........................                            $  0.09        $ (0.06)

                                                  MARCH 31,   JUNE 30    SEPTEMBER 29,   DECEMBER 31,
QUARTER ENDED                                       2001        2001         2001            2001
-------------                                     ---------   --------   -------------   ------------
Net sales.......................................   $57,020    $59,712       $62,394        $55,695
Gross profit....................................     6,621      6,948         8,130          7,350
Income from operations..........................     2,973      3,525         4,401          3,375
Net income......................................        21        640         1,521            162

---------------

(1) The Company recorded management compensation expense related to options of $1,076, $219 and $1,372 during the quarters ended March 30, 2002, June 29, 2002 and September 28, 2002 (see Note 8 -- Employee Benefit Plans).

(2) Includes expense of $3,151 related to the sale and disposal of certain machinery and equipment taken out of service (see Note 10 -- Asset Sales and Disposals).

(3) Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of this Form is incorporated herein by reference from the Company's definitive Proxy Statement for the May 14, 2003 Annual meeting of Stockholders under the captions "Nomination and Election of Directors", "Principal Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance"; and in Part I, Item 1, of this Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11 of this Form is incorporated herein by reference to the Company's definitive Proxy Statement for the May 14, 2003 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Directors' Compensation" for 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 of this Form, is incorporated herein by reference to the Company's definitive Proxy Statement for the May 14, 2003 Annual Meeting of Stockholders under the captions "Principal Stockholders" and "Directors' Compensation."

     The following table summarizes additional equity compensation plan information as of December 31, 2002.

                                                 (A)                      (B)                    (C)
                                      --------------------------   -----------------   ------------------------
                                                                                         NUMBER OF SECURITIES
                                                                   WEIGHTED AVERAGE      REMAINING FOR FUTURE
                                      NUMBER OF SECURITIES TO BE    EXERCISE PRICE      ISSUANCE UNDER EQUITY
                                       ISSUED UPON EXERCISE OF      OF OUTSTANDING        COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,      OPTIONS, WARRANTS    (EXCLUDING SECURITIES
PLAN CATEGORY                            WARRANTS AND RIGHTS          AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                         --------------------------   -----------------   ------------------------
Equity compensation plans approved             786,389                   $3.90                1,199,261
  by security holders...............
Equity compensation plans not                       --                      --                       --
  approved by security holders......
                                               -------                   -----                ---------
Total...............................           786,389                   $3.90                1,199,261
                                               =======                   =====                =========

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 of this Form is incorporated by reference to the Company's definitive Proxy Statement for the May 14, 2003 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

 CHANGES IN INTERNAL CONTROLS

     Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 FINANCIAL STATEMENTS

     See Item 8 -- Financial Statements and Supplementary Data

 SCHEDULES

     - Schedule I -- Condensed Financial Information.....................Page 45

     - Schedule II -- Valuation and Qualifying Accounts and Reserves.....Page 49

     (a)(3) Exhibits.

2.1       Distribution Agreement, dated as of March 18, 2002, between
          Ivex Packaging Corporation and Packaging Dynamics
          Corporation (filed on March 19, 2002 as Exhibit 2.2 to Ivex
          Packaging Corporation's Current Report on Form 8-K, dated
          March 18, 2002, SEC File No. 1-13968 and incorporated herein by reference)
2.2       Letter Agreement, dated March 18, 2002, among Ivex Packaging
          Corporation, DCBS Investors, L.L.C., CB Investors, L.L.C.
          and Packaging Investors, L.P. (filed on March 19, 2002 as
          Exhibit 2.3 to Ivex Packaging Corporation's Current Report
          on Form 8-K, dated March 18, 2002, SEC File No. 1-13968 and incorporated herein by reference)
2.3       Amendment to Distribution Agreement, dated as of July 1,
          2002, between Ivex Packaging Corporation and Packaging
          Dynamics Corporation (filed on August 9, 2002 as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002 and incorporated herein by
          reference)
3.1***    Form of Restated Certificate of Incorporation of Packaging
          Dynamics Corporation
3.2**     Bylaws of Packaging Dynamics Corporation
4.1       Reference is hereby made to Exhibit 3.1 and Exhibit 3.2.
4.2**     Specimen Common Stock Certificate of Packaging Dynamics
          Corporation
4.3       Registration Rights Agreement, dated July 1, 2002, by and
          among Packaging Investors, L.P., DCBS Investors, L.L.C., CB
          Investors, L.L.C. and Packaging Dynamics Corporation (filed on August 9, 2002 as Exhibit 4.2 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          2002 and incorporated herein by reference)
4.4       Stockholders Agreement, dated July 1, 2002, by and among
          Packaging Investors, L.P., DCBS Investors, L.L.C. and CB
          Investors, L.L.C. (filed on August 9, 2002 as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2002 and incorporated herein by
          reference)
4.5***    First Amended and Restated Registration Rights Agreement,
          dated as of October 23, 2002, by and among Packaging
          Investors, L.P., DCBS Investors, L.L.C., CB Investors,
          L.L.C., Mr. Thomas Wolf and the Company.
10.1      Reference is hereby made to Exhibit 2.1, Exhibit 2.2 and
          Exhibit 2.3.
10.2      Tax Sharing Agreement, dated July 1, 2002, by and between
          Ivex Packaging Corporation and Packaging Dynamics
          Corporation (filed on August 9, 2002 as Exhibit 10 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.3*     Credit Agreement, dated as of November 20, 1998, among
          Packaging Dynamics, L.L.C., Packaging Holdings, L.L.C., each of the subsidiaries of Packaging Dynamics, L.L.C., the Lenders thereunder and NationsBank, N.A., as Agent for the Lenders
10.4*     First Amendment to Credit Agreement dated as of July 15,
          1999 among Packaging Dynamics, L.L.C., CB Acquisition, Inc., the Existing Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., formerly known as NationsBank, N.A., as Agent for the Lenders
10.5*     Second Amendment to Credit Agreement, dated as of November
          12, 1999, among Packaging Dynamics, L.L.C., International
          Converter, Inc., the persons identified as Guarantors therein, the persons identified as Lenders therein and Bank of America, N.A., formerly known as NationsBank, N.A., as Agent for the Lenders
10.6*     Third Amendment to Credit Agreement, dated as of August 18,
          2000, among Packaging Dynamics, L.L.C., International
          Converter, Inc., the persons identified as Guarantors therein, the persons identified as Lenders therein and Bank of America, N.A., formerly known as NationsBank, N.A., as Agent for the Lenders
10.7*     Fourth Amendment to Credit Agreement, dated as of May 10,
          2001, among Packaging Dynamics, L.L.C., International
          Converter, Inc., the persons identified as Guarantors therein, the persons identified as Lenders therein and Bank of America, N.A., formerly known as NationsBank, N.A., as Agent for the Lenders
10.8***   Fifth Amendment to the Credit Agreement dated as of March
          18, 2003, among Packaging Dynamics, L.L.C., International
          Converter, Inc., the persons identified as Guarantors therein, the persons identified as lenders therein and Bank of America, N.A., formerly known as NationsBank, N.A., as Agent for the Lenders.
10.9*     Packaging Holdings, L.L.C. Subordinated Note, dated July
          1999, payable to Lombard Investments, Inc.
10.10*    Loan Agreement, dated December 27, 1993, by and between
          Bagcraft Corporation of America and the City of Baxter
          Springs, Kansas
10.11*    Assignment and Assumption Agreement dated as of November 20,
          1998 by and among Bagcraft Corporation of America, Packaging
          Dynamics, L.L.C. and Bagcraft Acquisition, L.L.C.
10.12*    Commercial Guaranty made as of November 20, 1998 by Bagcraft
          Acquisition, L.L.C. in favor of the City of Baxter Springs, Kansas.
10.13***  Lease, dated October 23, 2002, between the Company and
          W.O.W., L.L.C.
10.14* Sublease, dated December 16, 1975, E.I. DuPont de Nemours and Company and Bagcraft Corporation of America, with amendment dated April 30, 1996
10.15*    Lease, dated November 19, 1999, between 6501 Corporation and
          Packaging Dynamics, L.L.C.
10.16*    ISDA(R) Master Agreement, dated as of May 16, 2001, between
          Bank of America, N.A. and Packaging Dynamics, L.L.C.
10.17*    Interest Rate Swap Confirmation, dated May 30, 2001, from
          Bank of America, N.A. to Packaging Dynamics, L.L.C.
10.18* Interest Rate Swap Confirmation, dated September 25, 2001, from Bank of America, N.A. to Packaging Dynamics, L.L.C.
10.19* ISDA(R) Master Agreement, dated as of December 4, 1998, between ABN AMRO Bank, N.V. and Packaging Dynamics, L.L.C.
10.20* Interest Rate Swap Confirmation, dated September 14, 2001, from ABN AMRO Bank N.V., Chicago ranch, to Packaging
          Dynamics, L.L.C.
10.21***  Severance Agreement, dated as of January 23, 2003, between
          Packaging Dynamics Corporation and each of Mr. Phillip D.
          Harris and Mr. Frank V. Tannura(1)
10.22*    Severance Agreement, dated August 1, 2000, between Packaging
          Dynamics, L.L.C. and Jeremy S. Lawrence(1)
10.23*    Severance Agreement, dated November 18, 1998, between
          Bagcraft Acquisition, L.L.C. and Mike Arduino(1)

10.24***  Severance Agreement, dated January 23, 2003, between
          Packaging Dynamics Corporation and each of Mr. Henry C.
          Newell and Mr. Randy L. Van Antwerp(1)
10.25**   Form of Severance Agreement between IPMC Acquisition, L.L.C.
          and Edward Turner(1)
10.26**   Form of Packaging Dynamics 2002 Long Term Incentive Stock
          Plan(1)
10.27*    Packaging Dynamics, L.L.C. 2002 Incentive Compensation Plan
          for Packaging Dynamics Executives(1)
10.28*    Packaging Dynamics LLC Employee 401(k) Plan(1)
10.29**   Form of Nonqualified Stock Option Agreement(1)
21.1*     Subsidiaries of Packaging Dynamics Corporation
23.1***   Consent of PricewaterhouseCoopers
99.1***   Certification of CEO and CFO pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

---------------

*   Incorporated by reference to the Registrant's Form 10 filed on April 19,
    2002.

** Incorporated by reference to the Registrant's Form 10/A Amendment No. 1 filed on May 21, 2002.

*** Filed herewith.

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15 (c) of this report.

     (b) Reports on Form 8-K.

     Current Report on Form 8-K furnished under Item 9 on October 24, 2002, as amended by Form 8-K/A on October 29, 2002, incorporating a press release announcing the financial results for the third quarter and the nine months ended September 28, 2002 and the acquisition of Wolf Packaging Inc. on October 23, 2002.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 27, 2003.

                                          PACKAGING DYNAMICS CORPORATION

                                          By:     /s/ PHILLIP D. HARRIS
                                            ------------------------------------
                                            Name: Phillip D. Harris
                                            Title: President and Chief Executive
                                              Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 27, 2003.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

              /s/ PHILLIP D. HARRIS                   Director, President and Chief Executive Officer
 ------------------------------------------------              (Principal Executive Officer)
                Phillip D. Harris


               /s/ HENRY C. NEWELL                       Vice President and Chief Financial Officer
 ------------------------------------------------              (Principal Financial Officer)
                 Henry C. Newell


               /s/ FRANK V. TANNURA                          Director and Chairman of the Board
 ------------------------------------------------
                 Frank V. Tannura


               /s/ GEORGE V. BAYLY                                        Director
 ------------------------------------------------
                 George V. Bayly


              /s/ ANTHONY P. SCOTTO                                       Director
 ------------------------------------------------
                Anthony P. Scotto


               /s/ WILLIAM J. WHITE                                       Director
 ------------------------------------------------
                 William J. White

                               CERTIFICATION FOR
                          ANNUAL REPORTS ON FORM 10-K

I, Phillip D. Harris, certify that:

     1. I have reviewed this annual report on Form 10-K of Packaging Dynamics Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ PHILLIP D. HARRIS
                                          --------------------------------------
                                          Phillip D. Harris
                                          President and Chief Executive Officer
March 27, 2003

                               CERTIFICATION FOR
                          ANNUAL REPORTS ON FORM 10-K

I, Henry C. Newell, certify that:

     1. I have reviewed this annual report on Form 10-K of Packaging Dynamics Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ HENRY C. NEWELL
                                          --------------------------------------
                                          Henry C. Newell
                                          Vice President and Chief Financial
                                          Officer
March 27, 2003

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                    ASSETS
Investment in affiliates....................................  $ 2,726   $ 2,726
Due from subsidiaries.......................................   58,734    46,593
                                                              -------   -------
       Total Assets.........................................  $61,460   $49,319
                                                              =======   =======

             LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
Current Liabilities:
  Accrued interest..........................................  $   114   $   112
  Income tax payable........................................      847        --
  Other liabilities.........................................       98        --
                                                              -------   -------
     Total current liabilities..............................    1,059       112
                                                              -------   -------
Long Term Debt:
  Note payable -- Alupac 7.5%...............................    3,000     3,000
  Note payable -- Ivex 12%..................................       --    18,132
Other liabilities...........................................    2,496        --
Deferred taxes..............................................   10,423        --
                                                              -------   -------
     Total Liabilities......................................   16,978    21,244
                                                              -------   -------
Stockholders' Equity/Members' Equity........................   44,482    28,075
                                                              -------   -------
       Total Liabilities and Stockholders' Equity/Members'
        Equity..............................................  $61,460   $49,319
                                                              =======   =======

           See Notes to Consolidated Financial Statements in Item 8.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Interest expense............................................   $(1,331)    $(2,270)    $(2,035)
Administrative expense......................................    (2,667)         --          --
Other expense...............................................        --         (13)         (9)
                                                               -------     -------     -------
Loss before income taxes....................................    (3,998)     (2,283)     (2,044)
Income tax benefit..........................................       210          --          --
                                                               -------     -------     -------
Net loss....................................................   $(3,788)    $(2,283)    $(2,044)
                                                               =======     =======     =======

           See Notes to Consolidated Financial Statements in Item 8.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Cash flows used by operating activities:
  Net loss..................................................   $(3,788)    $(2,283)    $(2,044)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
       Deferred income taxes................................      (210)         --          --
       Non-cash interest....................................     1,106       2,046       1,810
       Non-cash charge for long-term incentive
          compensation......................................     2,542          --          --
                                                               -------     -------     -------
          Net cash used by operating activities.............      (350)       (237)       (234)
                                                               -------     -------     -------
Cash flows from financing activities:
  Transfer from (to) PDLLC..................................       (73)        510         227
  Due from members..........................................       423        (273)         --
  Other.....................................................        --          --           7
                                                               -------     -------     -------
     Net cash from financing activities.....................       350         237         234
                                                               -------     -------     -------
Net change in cash and cash equivalents.....................        --          --          --
  Cash and cash equivalents at beginning of year............        --          --          --
                                                               -------     -------     -------
  Cash and cash equivalents at end of year..................   $    --     $    --     $    --
                                                               =======     =======     =======
Supplemental cash flow disclosures -- Cash paid during the
  year for:
  Interest..................................................   $   225     $   224     $   225
                                                               =======     =======     =======

           See Notes to Consolidated Financial Statements in Item 8.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                   PACKAGING DYNAMICS
                                      CORPORATION                            PACKAGING HOLDINGS, LLC
                              ----------------------------   -------------------------------------------------------
                                                                                          RETAINED      ACCUMULATED
                                 COMMON STOCK                CONTRIBUTIONS   ADVANCES     EARNINGS         OTHER
                              ------------------   PAID IN       FROM           TO      (ACCUMULATED   COMPREHENSIVE
                               SHARES     AMOUNT   CAPITAL      MEMBERS      MEMBERS      DEFICIT)     INCOME (LOSS)
                              ---------   ------   -------   -------------   --------   ------------   -------------
BALANCE AT DECEMBER 31,
  1999......................                                    $34,579       $ (25)      $(1,879)             --
  Net Income (loss).........                                                               (2,044)
      Other comprehensive
        Income (Loss).......
                              ---------    ---     -------      -------       -----       -------        --------
BALANCE AT DECEMBER 31,
  2000......................                                     34,579         (25)       (3,923)             --
  Net Income (loss).........                                                               (2,283)
  Due from Members..........                                                   (273)
        Comprehensive
          Income............
                              ---------    ---     -------      -------       -----       -------        --------
BALANCE AT DECEMBER 31,
  2001......................                                     34,579        (298)       (6,206)             --
  Formation of Packaging
    Dynamics Corporation
    (Note 1)................  9,437,750    $94     $44,475      (34,579)        298         8,820
  Net Income (loss).........                                                               (3,788)
  Exercise of common stock
    options.................     14,350                103
  Shares issued.............    166,667      2         982
  Other comprehensive income
    (loss):
        Comprehensive
          Income............
                              ---------    ---     -------      -------       -----       -------        --------
BALANCE AT DECEMBER 31,
  2002......................  9,618,767    $96     $45,560      $    --       $  --       $(1,174)       $     --
                              =========    ===     =======      =======       =====       =======        ========


                                PACKAGING HOLDINGS, LLC
                              ----------------------------

                               MEMBERS'/
                              STOCKHOLDERS   COMPREHENSIVE
                                 EQUITY      INCOME (LOSS)
                              ------------   -------------
BALANCE AT DECEMBER 31,
  1999......................    $32,675
  Net Income (loss).........     (2,044)        $(2,044)
                                                -------
      Other comprehensive
        Income (Loss).......                    $(2,044)
                                -------         =======
BALANCE AT DECEMBER 31,
  2000......................     30,631
  Net Income (loss).........     (2,283)        $(2,283)
  Due from Members..........       (273)
                                                -------
        Comprehensive
          Income............                    $(2,283)
                                -------         =======
BALANCE AT DECEMBER 31,
  2001......................     28,075
  Formation of Packaging
    Dynamics Corporation
    (Note 1)................     19,108
  Net Income (loss).........     (3,788)        $(3,788)
  Exercise of common stock
    options.................        103
  Shares issued.............        984
  Other comprehensive income
    (loss):
                                                -------
        Comprehensive
          Income............                    $(3,788)
                                -------         =======
BALANCE AT DECEMBER 31,
  2002......................    $44,482
                                =======

           See Notes to Consolidated Financial Statements in Item 8.

                         PACKAGING DYNAMICS CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                      BEGINNING                              ENDING
DESCRIPTION                                            BALANCE    ADDITIONS     DEDUCTIONS   BALANCE
-----------                                           ---------   ---------     ----------   -------
Accounts receivable -- allowance for doubtful
  accounts:
  2000..............................................   $1,379      $3,488        $(4,257)     $610
  2001..............................................      610        (175)           (62)      373
  2002..............................................      373         302(1)         (66)      609

---------------

(1) Reflects additions of $32 associated with the acquisition of Wolf.