Form 10-Q
period 2003-03-31
PACKAGING DYNAMICS CORP
filed 2003-05-15
CIK 1171159

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

 FOR THE QUARTER ENDED MARCH 31, 2003           COMMISSION FILE NUMBER 0-49741

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

                                  Yes [ ] No [X]

         At May 13, 2003, there were 9,666,958 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            March 31,        December 31,
                                                                              2003              2002
                                                                              ----              ----
                                                                          (Unaudited)
                           ASSETS
Current Assets:
     Cash and cash equivalents                                              $   2,304         $   1,864
     Accounts receivable trade (net of allowance for doubtful
        accounts of $438 and $609, respectively)                               23,514            22,640
     Inventories                                                               31,201            28,257
     Prepaid expenses and other                                                 4,634             3,995
                                                                            ---------         ---------
          Total current assets                                                 61,653            56,756
                                                                            ---------         ---------

Property, Plant and Equipment:
     Buildings and improvements                                                25,072            24,071
     Machinery and equipment                                                   64,551            64,440
     Projects in progress                                                       2,254             1,290
                                                                            ---------         ---------
                                                                               91,877            89,801
     Less - accumulated depreciation                                          (28,338)          (26,476)
                                                                            ---------         ---------
                                                                               63,539            63,325
     Land                                                                       1,276             1,276
                                                                            ---------         ---------
          Total property, plant and equipment                                  64,815            64,601
                                                                            ---------         ---------

Other Assets:
     Goodwill, net of accumulated amortization                                 42,969            42,771
     Miscellaneous                                                              2,066             2,227
                                                                            ---------         ---------
          Total other assets                                                   45,035            44,998
                                                                            ---------         ---------

Total Assets                                                                $ 171,503         $ 166,355
                                                                            =========         =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                   $  14,683         $   7,420
     Accounts payable                                                          28,791            23,299
     Accrued salary and wages                                                   2,678             2,627
     Other accrued liabilities                                                  6,563             6,433
                                                                            ---------         ---------

          Total current liabilities                                            52,715            39,779

Long-Term Debt                                                                 58,767            67,710
Other Liabilities                                                               2,416             2,736
Deferred Income Taxes                                                          10,466            10,423
                                                                            ---------         ---------
Total Liabilities                                                             124,364           120,648
                                                                            ---------         ---------

Commitments and Contingencies (Note 5)
                                                                            ---------         ---------
Stockholders' Equity:
     Common stock, $.01 par value -- 40,000,000 shares authorized;
     (9,662,158 shares issued and outstanding)                                     96                96
     Preferred stock, $.01 par value -- 5,000,000 shares authorized;
       (no shares issued or outstanding)                                           --                --
     Paid in capital in excess of par value                                    45,860            45,560
     Other comprehensive income (loss)                                           (188)             (253)
     Retained earnings                                                          1,371               304
                                                                            ---------         ---------
          Total stockholders' equity                                           47,139            45,707
                                                                            ---------         ---------
Total Liabilities and Stockholders' Equity                                  $ 171,503         $ 166,355
                                                                            =========         =========


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                             For the Three Months Ended,
                                             March 31,         March 31,
                                               2003               2002
                                               ----               ----
Net sales                                   $    64,454         $ 60,125
Cost of goods sold                               56,473           53,153
                                            -----------         --------
Gross profit                                      7,981            6,972
                                            -----------         --------
Operating expenses:
      Selling                                     1,763            1,834
      General and administrative                  2,904            2,916
      Amortization of intangibles                    90               18
                                            -----------         --------
Total operating expenses                          4,757            4,768
                                            -----------         --------
Income from operations                            3,224            2,204

Interest expense                                 (1,469)          (2,296)
                                            -----------         --------

Income (loss) before income taxes                 1,755              (92)
Income tax provision                                688              388
                                            -----------         --------
Net income (loss)                           $     1,067         $   (480)
                                            ===========         ========
Net income per share (Note 1):
         Basic                              $      0.11
                                            ===========
         Fully diluted                      $      0.11
                                            ===========
Weighted average shares outstanding:

         Basic                                9,657,892
                                            ===========
         Fully diluted                        9,836,694
                                            ===========


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          For the Three Months Ended,
                                                                        March 31, 2003   March 31, 2002
                                                                        --------------   --------------
Cash flows from operating activities:
     Net income (loss)                                                      $ 1,067         $  (480)
       Adjustments to reconcile net income (loss) to net cash from operating activities:
          Depreciation                                                        2,090           1,959
          Amortization of deferred finance costs                                185             185
         Gain on disposal of equipment                                           --            (105)
          Non-cash charge for long-term incentive compensation                   --           1,076
          Non-cash interest to related party                                     --             548
         Changes in operating assets and liabilities:
             Accounts receivable                                               (703)         (3,955)
             Inventories                                                     (2,944)            251
             Other assets                                                      (950)         (1,382)
             Accounts payable and accrued liabilities                         5,463           4,532
                                                                            -------         -------
                   Net cash from operating activities                         4,208           2,629
                                                                            -------         -------

Cash flows used by investing activities:
         Additions to property, plant and equipment                          (2,076)           (873)
         Acquisition of Wolf Packaging, Inc, net of cash acquired              (198)             --
         Proceeds from sale of assets                                            --             126
                                                                            -------         -------
                   Net cash used by investing activities                     (2,274)           (747)
                                                                            -------         -------

Cash flows used by financing activities:
         Principal payments for loan obligations                             (1,680)         (1,680)
         Payment of financing costs                                            (114)             --
         Issuance of common stock                                               300              --
                                                                            -------         -------
                   Net cash used by financing activities                     (1,494)         (1,680)
                                                                            -------         -------
Net increase in cash and cash equivalents                                       440             202
Cash and cash equivalents at beginning of period                              1,864           1,041
                                                                            -------         -------
Cash and cash equivalents at end of period                                  $ 2,304         $ 1,243
                                                                            =======         =======
Supplemental cash flow disclosures:
  Cash paid during the period for:
         Interest                                                           $ 1,365         $ 1,649
         Income taxes                                                           309              --


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)




                                                                  Contributions  Advances
                                        Common Stock    Paid In       from          To     Retained
                                      Shares    Amount  Capital      Members      Members  Earnings
                                      ------    ------  -------      -------      -------  --------
Balance at December 31, 2001                                        $  34,579    $  (298)  $   270
Formation of Packaging Dynamics
    Corporation (Note1)              9,437,750  $   94  $ 44,475      (34,579)       298      (897)
Net income                                                                                     931
Exercise of common stock options        14,350               103
Issuance of common stock               166,667       2       982
Other comprehensive income (loss):
    Reclassification of derivative
      losses to earnings
    Change in fair value of
      derivative instruments, net
      of income taxes
                                     ---------  ------  --------    ---------    --------  -------
           Comprehensive income

Balance at December 31, 2002         9,618,767      96  $ 45,560    $      --    $    --   $   304

Net income                                                                                   1,067
Exercise of common stock options        43,391               300
Other comprehensive income (loss):
    Reclassification of derivative
      losses to earnings
    Change in fair value of
      derivative instruments, net
      of income taxes
                                     ---------  ------  --------    ---------    --------  -------
           Comprehensive income


Balance at March 31, 2003            9,662,158  $   96  $ 45,860    $      --         --   $ 1,371
                                     =========  ======  ========    =========    ========  =======

                                      Accumulated
                                        Other
                                     Comprehensive
                                        Income      Stockholders'  Comprehensive
                                        (Loss)         Equity      Income (Loss)
                                        ------         ------      -------------
Balance at December 31, 2001           $  (554)     $  33,997
Formation of Packaging Dynamics
    Corporation (Note1)                    704         10,095
Net income                                                931        $    931
Exercise of common stock options                          103
Issuance of common stock                                  984
Other comprehensive income (loss):
    Reclassification of derivative
      losses to earnings                   957            957             957
    Change in fair value of
      derivative instruments, net
      of income taxes                   (1,360)        (1,360)         (1,360)
                                       -------      ---------        --------
           Comprehensive income                                      $    528
                                                                     ========
Balance at December 31, 2002           $  (253)     $  45,707

Net income                                              1,067           1,067
Exercise of common stock options                          300
Other comprehensive income (loss):
    Reclassification of derivative
      losses to earnings                   257            257             257
    Change in fair value of
      derivative instruments, net
      of income taxes                     (192)          (192)           (192)
                                       -------      ---------        --------
           Comprehensive income                                      $  1,132
                                                                     ========

Balance at March 31, 2003              $  (188)     $  47,139
                                       =======      =========


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Also in connection with the merger and distribution, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock; the $12,500 12% subordinated note payable to Ivex, plus accreted interest, totaling approximately $19,238 was canceled; and a consulting agreement with Ivex was canceled. The impact of the distribution is reflected on the Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) as Formation of Packaging Dynamics Corporation. The impact on Stockholders' Equity of the distribution includes (i) an increase of $19,238 resulting from the cancellation of the $12,500 12% subordinated note payable to Ivex; (ii) a decrease of $9,200 resulting from additional deferred tax liabilities due to Packaging Dynamics' C-corporation status; (iii) an increase of $423 resulting from the repayment of certain advances and obligations of members of Packaging Holdings; and (iv) a decrease of $366 resulting from expenses associated with the transaction.

       On July 1, 2002, the Company issued 9,437,750 shares of common stock in connection with the merger and distribution. Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

      In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the three months ended March 31, 2003 and March 31, 2002 and the financial position at March 31, 2003. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2002. The consolidated balance sheet as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 2 -- STOCK BASED COMPENSATION

       At March 31, 2003, the Company has a stock-based compensation plan. The company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion (APBO) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant.

       On a pro forma basis, there would have been no compensation expense recognized for the three months ended March 31, 2003 related to the Company's stock option plan. Similarly, there was no impact on the basic and diluted earnings per share for the period. The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following assumptions: dividend yield -- 0%; volatility -- 35%; risk-free interest rate -- 2.62%; and expected lives -- 5 years.

NOTE 3 -- INVENTORIES

      Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at March 31, 2003 and December 31, 2002 consist of the following:

                                     March 31,     December 31,
                                       2003           2002
                                       ----           ----
         Raw materials               $13,835        $13,025
         Work-in-process               1,418          1,089
         Finished goods               15,948         14,143
                                     -------        -------
                                     $31,201        $28,257
                                     =======        =======

NOTE 4 -- LONG-TERM DEBT

      Long-term debt at March 31, 2003 and December 31, 2002 consists of the following:

                                                     March 31,       December 31,
                                                       2003             2002
                                                       ----             ----
         Senior Credit Facility:
             Tranche A Term Loan                     $ 11,875         $ 13,375
             Tranche B Term Loan                       57,175           57,355
             Revolving credit loan                         --               --
         Seller note payable                            3,000            3,000
         Baxter Springs facility HUD loan               1,400            1,400
                                                     --------         --------
             Subtotal                                  73,450           75,130
         Current maturities of long term debt         (14,683)          (7,420)
                                                     --------         --------
         Long-term debt                              $ 58,767         $ 67,710
                                                     ========         ========

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

       The Company is currently a party to various legal proceedings in various federal and state jurisdictions arising out of the operations of its business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Net Sales

       Net sales increased by 7.2% during the first quarter of 2003 over our net sales during the corresponding period in 2002. The increase resulted from the acquisition of Wolf Packaging, Inc. ("Wolf") in October 2002. Excluding the acquisition, net sales decreased 1.7% in the three months ended March 31, 2003 over the same period in 2002.

Gross Profit

       Gross profit increased 14.5% during the first quarter of 2003 compared to the corresponding period in 2002 primarily as a result of the Wolf acquisition. The gross profit margin was 12.4% which was .8% higher than the same period in 2002. The current period gross profit margin was favorably impacted by the acquisition of Wolf in October 2002.

Operating Expenses

        Excluding the $1,076 of long-term incentive compensation expense and $105 gain on asset sales from the first quarter of 2002, selling and administrative expenses increased $888, or 24.2%, during the first quarter of 2003 compared to the corresponding period in 2002. The increase was primarily due to the Wolf acquisition and the incremental expense associated with operating as a public company.

       On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 Long Term Incentive Plan ("LTIP"), stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 LTIP. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,924 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. For the three months ended March 31, 2003, the Company recorded no expense related to this plan. For the three months ended March 31, 2002, the Company recorded a non-cash compensation charge of $1,076.

Income from Operations

        Income from operations and operating margins were $3,224 and 5.0%, respectively, during the first quarter of 2003 compared to income from operations and operating margin of $2,204 and 3.7%, respectively, during the first quarter of 2002. The increase was primarily due to the non-cash compensation charge taken in the first quarter of 2002.

Interest Expense

       Interest expense during the first quarter 2003 was $1,469 compared to $2,296 during the same period in 2002. The decrease in interest expense in 2003 compared to 2002 resulted primarily from decreased average outstanding indebtedness, the forgiveness of the 12% Promissory Note payable to Ivex and reduced interest rates. The average interest rates on borrowings on our senior credit facility were approximately 1.13% less during 2003 compared to 2002. The paid-in-kind interest accruing on the 12% Promissory Note was zero and $548 during the first quarter of 2003 and 2002, respectively. The note was cancelled on July 1, 2002.

Income Taxes

       To facilitate the distribution on July 1, 2002, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock. Prior to the distribution, the members reported federal and state taxable income on their income tax returns. International Converter, Inc. ("ICI"), a wholly owned subsidiary, had remained a taxable C-corporation from the time we acquired it in July, 1999 through the date of the distribution. The income tax provision for the first quarter of 2003 was $688 as compared to $388 in the first quarter of 2002. The increase in income tax provision was primarily associated with our change in filing status.

Net Income

       Net income increased to $1,067 during the first quarter of 2003 compared to net loss of $480 in the prior year. The increase was primarily attributable to the acquisition of Wolf and decrease in interest expense related to the cancellation of the 12% Promissory Note payable to Ivex.

EBITDA and Adjusted EBITDA

       In addition to financial results determined in accordance with generally accepted accounting principles ("GAAP"), Packaging Dynamics utilizes non-GAAP financial measures (within the meaning of Regulation G promulgated by the Securities and Exchange Commission). For purposes of Regulation G, a non-GAAP financial measure is a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. These measures should be considered in addition to results prepared in accordance with GAAP, but are not a substitute for or superior to GAAP results. Non-GAAP financial measures are used because management believes this information provides investors useful information in evaluating the results of the continuing operations and believes that this information provides the users of the financial statements a valuable insight into the operating results given the restructuring of Packaging Dynamics and distribution by Ivex Packaging Corporation of its ownership interest in Packaging Dynamics last year. The non-GAAP measure of adjusted EBITDA is presented to supplement the consolidated financial statements in accordance with GAAP. Specifically, management believes that adjusted EBITDA is of interest to its investors and lenders in relation to its debt covenants, as certain of its debt covenants include adjusted EBITDA as a performance measure.

       Packaging Dynamics defines EBITDA as earnings from operations plus depreciation and amortization. EBITDA should not be construed as an alternative to earnings from operations as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, as a measure of liquidity or as an alternative to cash flow from operating activities as determined in accordance with generally accepted accounting principles. We have significant uses of cash flow, including capital expenditures and debt principal repayments that are not reflected in EBITDA. It should also be noted that not all companies that report EBITDA or Adjusted EBITDA information calculate EBITDA or Adjusted EBITDA in the same manner as we do.

       Adjusted EBITDA is EBITDA plus the supplemental adjustments believed by management to be non-recurring. Adjusted EBITDA does not represent cash flow from operations, as defined by GAAP. Adjusted EBITDA should not be considered a substitute for net income or loss, or as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

       EBITDA and Adjusted EBITDA for the three months ended March 31, 2003 and March 31, 2002 are computed as follows:

                                                      For the Three Months Ended,
                                                        March 31,      March 31,
                                                          2003           2002
                                                          ----           ----
         Income from operations, as reported             $3,224        $ 2,204
         Depreciation and amortization                    2,090          1,959
                                                         ------        -------
         EBITDA                                           5,314          4,163
         Long-term incentive compensation expense            --          1,076
         Asset sales and disposals                           --           (105)
                                                         ------        -------
         Adjusted EBITDA                                 $5,314        $ 5,134
                                                         ======        =======

       In the three months ended March 31, 2003, Adjusted EBITDA and Adjusted EBITDA margins were $5,314 and 8.2%, respectively, as compared to $5,134 and 8.5%, respectively, in the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had cash and cash equivalents of $2,304, and $23,675 was available under the revolving portion of the Senior Credit Facility. Our working capital at March 31, 2003 was $8,938.

         Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund principal short-term and long-term cash requirements.

         The Senior Credit Facility provides for Term A Loans and Term B Loans totaling $69,050 and a $25,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. The Term A Loan had a balance of $11,875 at March 31, 2003 and is required to be repaid in quarterly payments totaling $4,500 in 2003 and $7,375 in 2004. The Term B Loan had a balance of $57,175 at March 31, 2003 and is required to be repaid in quarterly payments totaling $540 in 2003, $28,400 in 2004 and $28,235 in 2005.

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

         At March 31, 2003, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.25% plus LIBOR and 3.75% plus LIBOR, respectively, compared with 3.25% plus LIBOR and 4.0% plus LIBOR, respectively, at March 31, 2002. In addition, as of March 31, 2003, we had entered into interest rate derivative instruments, which are discussed in Item 3 -- "Quantitative and Qualitative Disclosures About Market Risk." Borrowings are collateralized by substantially all of the assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on November 20, 2004 and the Term B Loan will terminate on November 20, 2005.

      Under the Senior Credit Facility, PDLLC is required to comply on a quarterly basis with the following four financial covenants:

      - under the leverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of total funded debt to consolidated EBITDA for the 12-month period then ended must not exceed specified levels, decreasing from 3.1 to 1 at present to 2 to 1 from and after April 1, 2004;

      - under the interest coverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of consolidated EBITDA for the 12-month period then ended to cash interest expense for such 12-month period must be equal to or greater than certain specified levels, increasing from 3.25 to 1 at present to 4 to 1 from and after July 1, 2004;

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

      We made capital expenditures for the three months ended March 31, 2003 and March 31, 2002 of $2,076 and $873, respectively. The increase in capital expenditures during 2003 compared to 2002 resulted primarily from expenditures incurred for two new bag machines. At March 31, 2003, we have capital projects ongoing at all locations. In 2003, capital expenditures are expected to approximate $5,500.

      The Senior Credit Facility requires PDLLC to maintain specified financial ratios and levels of tangible net worth. PDLLC was in compliance with those covenants as of March 31, 2003 the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($69,050 as of March 31, 2003) and foreclosure on the collateral securing those obligations. We are anticipating the need to refinance the Senior Credit Facility by the end of 2003 in order to avoid non-compliance with certain of the four financial covenants described above.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 2003, we had interest rate swap agreements with a group of banks having notional amounts totaling $55,000 and with various maturity dates through December 10, 2003. These agreements effectively fix our LIBOR rate for $40,000 and $15,000 of our Senior Credit Facility indebtedness at rates of 3.83% and 1.61%, respectively. Beginning on December 10, 2003, we have a no-cost collar agreement with a notional amount of $25,000 maturing on December 10, 2004. This collar agreement effectively fixes the LIBOR base rate for $25,000 of our Senior Credit Facility indebtedness at a maximum of 3.97% and allows for us to pay the market LIBOR from a floor of 2.34% to the maximum rate. If LIBOR falls below 2.34%, we are required to pay the floor rate of 2.34%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

      Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $1,019 as of March 31, 2003 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements included in this form, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- For the Three Months Ended March 31, 2003 and March 31, 2002 -- Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and -- Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                 Exhibit No.                      Description
                 -----------                      -----------
                    99.1            Certification of CEO and CFO pursuant to 18
                                    U.S.C., Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

(b)      Reports on Form 8-K

                           Current Report, Form 8-K regarding Packaging Dynamics Corporation's first quarter 2003 earnings release and conference call, filed on May 1, 2003.

                             SIGNATURE PAGE FOLLOWS

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PACKAGING DYNAMICS CORPORATION



                                      By: /s/ HENRY C. NEWELL
                                      -----------------------
                                      HENRY C. NEWELL
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

May 13, 2003

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


         May 13, 2003                     s/ PHILLIP D. HARRIS
                                          --------------------
                                          PHILLIP D. HARRIS
                                          President and Chief Executive Officer

                                CERTIFICATION FOR
                         QUARTERLY REPORTS ON FORM 10-Q

         I, Henry C. Newell, certify that:

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


         May 13, 2003                s/ HENRY C. NEWELL
                                     ------------------
                                     HENRY C. NEWELL
                                     Vice President and Chief Financial Officer