Form 10-Q
period 2003-06-30
PACKAGING DYNAMICS CORP
filed 2003-08-05
CIK 1171159

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED JUNE 30, 2003          COMMISSION FILE NUMBER 0-49741

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

                                                    Yes [ ] No [X]

         At July 15, 2003, there were 9,681,504 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      June 30,          December 31,
                                                                                        2003                2002
                                                                                     ------------       ------------
                                                                                      (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ....................................................     $      2,877       $      1,864
  Accounts receivable trade (net of allowance for
    doubtful accounts of $368 and $609, respectively) ..........................           23,649             22,640
  Inventories ..................................................................           30,529             28,257
  Prepaid expenses and other ...................................................            4,745              3,995
                                                                                     ------------       ------------
     Total current assets ......................................................           61,800             56,756
                                                                                     ------------       ------------
Property, Plant and Equipment:
  Property, plant and equipment ................................................           94,201             91,077
  Less - accumulated depreciation ..............................................          (30,386)           (26,476)
                                                                                     ------------       ------------
     Total property, plant and equipment .......................................           63,815             64,601
                                                                                     ------------       ------------
Other Assets:
  Goodwill, net of accumulated amortization ....................................           42,969             42,771
  Miscellaneous ................................................................            1,639              2,227
                                                                                     ------------       ------------
     Total other assets ........................................................           44,608             44,998
                                                                                     ------------       ------------

Total Assets ...................................................................     $    170,223       $    166,355
                                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .........................................     $     21,947       $      7,420
  Accounts payable .............................................................           26,325             23,299
  Accrued salary and wages .....................................................            2,866              2,627
  Other accrued liabilities ....................................................            7,403              6,433
                                                                                     ------------       ------------
     Total current liabilities .................................................           58,541             39,779

Long-Term Debt .................................................................           49,823             67,710
Other Liabilities ..............................................................            2,350              2,736
Deferred Income Taxes ..........................................................           10,536             10,423
                                                                                     ------------       ------------
Total Liabilities ..............................................................          121,250            120,648
                                                                                     ------------       ------------

Commitments and Contingencies (Note 6)

Stockholders' Equity:
  Common stock, $.01 par value--40,000,000
    shares authorized; (9,681,504 and 9,618,767
    shares issued and outstanding at June 30, 2003
    and December 31, 2002, respectively) .......................................               97                 96
  Preferred stock, $.01 par value--5,000,000
    shares authorized; (no shares issued or outstanding) .......................               --                 --
  Paid in capital in excess of par value .......................................           46,069             45,560
  Other comprehensive income (loss) ............................................              (79)              (253)
  Retained earnings ............................................................            2,886                304
                                                                                     ------------       ------------
Total stockholders' equity .....................................................           48,973             45,707
                                                                                     ------------       ------------
Total Liabilities and Stockholders' Equity .....................................     $    170,223       $    166,355
                                                                                     ============       ============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                 For the Three Months Ended,         For the Six Months Ended,
                                                 June 30,          June 29,          June 30,          June 29,
                                                   2003              2002              2003              2002
                                               ------------      ------------      ------------      ------------
Net sales ...............................      $     65,417      $     65,731      $    129,871      $    125,856
Cost of goods sold ......................            57,094            57,874           113,567           111,027
                                               ------------      ------------      ------------      ------------
Gross profit ............................             8,323             7,857            16,304            14,829
                                               ------------      ------------      ------------      ------------
Operating expenses:
    Selling .............................             1,842             1,858             3,631             3,692
    General and administrative ..........             2,323             2,319             5,291             5,253
                                               ------------      ------------      ------------      ------------
Total operating expenses ................             4,165             4,177             8,922             8,945
                                               ------------      ------------      ------------      ------------
Income from operations ..................             4,158             3,680             7,382             5,884

Interest expense ........................             1,654             2,280             3,123             4,576
                                               ------------      ------------      ------------      ------------

Income before income taxes ..............             2,504             1,400             4,259             1,308
Income tax provision ....................               989               293             1,677               681
                                               ------------      ------------      ------------      ------------
Net income ..............................      $      1,515      $      1,107      $      2,582      $        627
                                               ============      ============      ============      ============
Net income per share:
    Basic ...............................      $       0.16                        $       0.27
                                               ============                        ============
    Fully diluted .......................      $       0.16                        $       0.27
                                               ============                        ============
Weighted average shares outstanding:
    Basic ...............................         9,668,304                           9,652,862
                                               ============                        ============
    Fully diluted .......................         9,760,456                           9,713,611
                                               ============                        ============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      For the Six Months Ended,
                                                                                June 30, 2003        June 29, 2002
                                                                                --------------       --------------
Cash flows from operating activities:
 Net income ................................................................    $        2,582       $          627
  Adjustments to reconcile net income
   to net cash from operating activities:
    Depreciation ...........................................................             4,097                3,940
    Amortization of deferred finance costs .................................               522                  368
    Gain on disposal of equipment ..........................................                 7                   13
    Provision for doubtful accounts and allowances .........................              (241)                 (28)
    Non-cash charge for long-term incentive compensation ...................                --                1,295
    Non-cash interest to related party .....................................                --                1,106
    Changes in operating assets and liabilities:
      Accounts receivable ..................................................              (768)              (5,780)
      Inventories ..........................................................            (2,272)               2,225
      Other assets .........................................................              (749)                (164)
      Accounts payable and accrued liabilities .............................             4,400                4,092
                                                                                --------------       --------------
        Net cash from operating activities .................................             7,578                7,694
                                                                                --------------       --------------
Cash flows used by investing activities:
    Additions to property, plant and equipment .............................            (3,140)              (2,229)
    Acquisition of Wolf Packaging, Inc., net of cash acquired ..............              (198)                  --
    Proceeds from sale of assets ...........................................                 2                  245
                                                                                --------------       --------------
        Net cash used by investing activities ..............................            (3,336)              (1,984)
                                                                                --------------       --------------
Cash flows used by financing activities:
    Principal payments for loan obligations ................................            (3,360)              (2,860)
    Net payments under revolving line of credit ............................                --               (1,700)
    Payment of financing costs .............................................              (114)                  --
    Issuance of common stock ...............................................               245                   --
                                                                                --------------       --------------
        Net cash used by financing activities ..............................            (3,229)              (4,560)
                                                                                --------------       --------------
Net increase in cash and cash equivalents ..................................             1,013                1,150
Cash and cash equivalents at beginning of period ...........................             1,864                1,041
                                                                                --------------       --------------
Cash and cash equivalents at end of period .................................    $        2,877       $        2,191
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

                         PACKAGING DYNAMICS CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                           Common Stock
                                       ---------------------

                                                                          Contributions    Advances
                                                                Paid In        from           To
                                        Shares        Amount    Capital       Members       Members
                                       ---------   ---------   ---------   -------------   ---------
Balance at December 31, 2001                                               $      34,579   $    (298)
Formation of Packaging Dynamics
    Corporation (Note 1)               9,437,750   $      94   $  44,475         (34,579)        298
Net income
Exercise of common stock options          14,350                     103
Issuance of common stock                 166,667           2         982
Other comprehensive income (loss):
    Reclassification of derivative
      losses to earnings
    Change in fair value of
      derivative instruments,
      net of income taxes
                                       ---------   ---------   ---------   -------------   ---------
          Comprehensive income


Balance at December 31, 2002           9,618,767          96   $  45,560   $          --   $      --

Net income
Exercise of common stock options          62,737           1         509
Other comprehensive income (loss):
    Reclassification of derivative
      losses to earnings
    Change in fair value of
      derivative instruments,
      net of income taxes
                                       ---------   ---------   ---------   -------------   ---------

          Comprehensive income


Balance at June 30, 2003 (unaudited)   9,681,504   $      97   $  46,069   $          --          --
                                       =========   =========   =========   =============   =========

                                                     Accumulated
                                                        Other
                                         Retained    Comprehensive    Stockholders'    Comprehensive
                                         Earnings    Income (Loss)        Equity       Income (Loss)
                                         ---------   -------------    -------------    -------------
Balance at December 31, 2001             $     270   $        (554)   $      33,997
Formation of Packaging Dynamics
    Corporation (Note 1)                      (897)            704           10,095
Net income                                     931                              931    $         931
Exercise of common stock options                                                103
Issuance of common stock                                                        984
Other comprehensive income (loss):
    Reclassification of derivative
      losses to earnings                                       957              957              957
    Change in fair value of
      derivative instruments,
      net of income taxes                                   (1,360)          (1,360)          (1,360)
                                         ---------   -------------    -------------    -------------
          Comprehensive income                                                         $         528
                                                                                       =============

Balance at December 31, 2002             $     304   $        (253)   $      45,707

Net income                                   2,582                            2,582            2,582
Exercise of common stock options                                                510
Other comprehensive income (loss):
    Reclassification of derivative
      losses to earnings                                       525              525              525
    Change in fair value of
      derivative instruments,
      net of income taxes                                     (351)            (351)            (351)
                                         ---------   -------------    -------------    -------------

          Comprehensive income                                                         $       2,756
                                                                                       =============

Balance at June 30, 2003 (unaudited)     $   2,886   $         (79)   $      48,973
                                         =========   =============    =============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1--ORGANIZATION

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

         On March 18, 2002, the board of directors of Ivex Packaging Corporation ("Ivex") approved a merger agreement providing for the merger with Ivex of a wholly-owned subsidiary of Alcoa Inc. As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings. To facilitate the distribution, Ivex formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed its shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger. The consolidated financial statements of Packaging Dynamics presented herein include the results of consolidated operations, financial position and cash flows of Packaging Holdings.

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

NOTE 2--BASIS OF PRESENTATION

GENERAL

         In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the six months ended June 30, 2003 and June 29, 2002 and the financial position at June 30, 2003. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2002. The consolidated balance sheet as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than as of the date of a commitment to an exit or disposal plan. Examples of costs covered by SAFS 146 included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS 146 prospectively to exit or disposal activities in 2003.

         In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. There was no material effect resulting from the adoption of the Statement.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," but does not require the Company to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. The Company adopted the disclosure portion of this standard as of December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. There was no material effect resulting from the adoption of the Statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 3--STOCK BASED COMPENSATION

         At June 30, 2003, the Company has a stock-based compensation plan. The company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion (APBO) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant.

         On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value provisions of FAS 123 "Accounting for Stock-Based Compensation" as amended by FAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share for the three and six months ended June 30, 2003 would have been as follows:

                                                  Three Months Ended       Six Months Ended
                                                    June 30, 2003            June 30, 2002
                                                  ------------------      ------------------
Net Income                                        $            1,515      $            2,582

Deduct: Stock-based employee compensation
  expense determined under fair value
  based method                                                   (16)                    (16)
                                                  ------------------      ------------------
Pro forma net income                              $            1,499      $            2,566
                                                  ==================      ==================
Pro forma basic earnings per share                $             0.16      $             0.27
                                                  ==================      ==================
Pro forma diluted earnings per share              $             0.15      $             0.26
                                                  ==================      ==================

         The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following assumptions: dividend yield--0%; volatility--35%; risk-free interest rate--2.42%; and expected lives--5 years.

NOTE 4--INVENTORIES

         Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at June 30, 2003 and December 31, 2002 consist of the following:

                                           June 30,        December 31,
                                             2003              2002
                                         ------------      ------------
Raw materials                            $     11,870      $     13,025
Work-in-process                                 1,832             1,089
Finished goods                                 16,827            14,143
                                         ------------      ------------
                                         $     30,529      $     28,257
                                         ============      ============

NOTE 5--LONG-TERM DEBT

         Long-term debt at June 30, 2003 and December 31, 2002 consists of the following:

                                            June 30,         December 31,
                                              2003               2002
                                          ------------       ------------
Senior Credit Facility:

   Tranche A Term Loan                    $     10,375       $     13,375
   Tranche B Term Loan                          56,995             57,355
   Revolving credit loan                            --                 --
Seller note payable                              3,000              3,000
Baxter Springs facility HUD loan                 1,400              1,400
                                          ------------       ------------
   Subtotal                                     71,770             75,130
Current maturities of long term debt           (21,947)            (7,420)
                                          ------------       ------------
   Long-term debt                         $     49,823       $     67,710
                                          ============       ============

PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENCIES

         The Company is currently a party to various legal proceedings in various federal and state jurisdictions arising out of the operations of its business. No amounts have been recorded in the financial statements related to such proceedings as the amounts can not be estimated. The Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND
JUNE 29, 2002

Net Sales

         Net sales remained relatively flat in the second quarter of 2003 over our net sales during the corresponding period in 2002. A 3.5% increase in volume in the food packaging operation, primarily resulting from the acquisition of Wolf Packaging, Inc., was offset by a 26.3% decrease in volume in our specialty paper operation. The decrease was also impacted by a shift in product mix in our food packaging business.

Gross Profit

         Gross profit increased 5.9% during the second quarter of 2003 compared to the corresponding period in 2002 primarily due to our continued efforts to improve productivity in our converting operation. This increase was partially offset by an increase in raw material costs and reduced profitability in our specialty paper operation. The gross profit margin was 12.7% which was 0.7% higher than the same period in 2002. The current period gross profit margin was favorably impacted by the productivity improvements.

Operating Expenses

         Selling and administrative expenses remained relatively unchanged during the second quarter of 2003 compared to the corresponding period in 2002. The increase due to the acquisition of Wolf Packaging, Inc. ("Wolf") was offset by the long-term incentive compensation expense of $219 and loss on sale of equipment of $118 recorded in the second quarter of 2002.

         On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 Long Term Incentive Plan ("LTIP"), stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 LTIP. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,924 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. For the three months ended June 30, 2002, the Company recorded a non-cash compensation charge of $219. After December 31, 2002, no compensation expense will be recorded for this plan.

Income from Operations

         Income from operations and operating margins were $4,158 and 6.4%, respectively, during the second quarter of 2003 compared to income from operations and operating margin of $3,680 and 5.6%, respectively, during the second quarter of 2002. The increase was primarily a result of improved productivity in our converting operations. Our paper mill had a $873 loss from operations in the second quarter of 2003 due to significant increases in raw material and energy costs. Given the significant operating losses in our specialty paper operations, the Company is currently evaluating all of its strategic options to reduce these losses.

Interest Expense

         Interest expense during the second quarter 2003 was $1,654 compared to $2,280 during the same period in 2002. The decrease in interest expense in 2003 compared to 2002 resulted primarily from decreased average outstanding indebtedness, the forgiveness of the 12% Promissory Note payable to Ivex and reduced interest rates. The average interest rates on borrowings on our senior credit facility were approximately 7.04%; which is 1.35% less than the same period in 2002. The paid-in-kind interest accruing on the 12% Promissory Note was zero and $558 during the second quarter of 2003 and 2002, respectively. The note was cancelled on July 1, 2002.

Income Taxes

         To facilitate the distribution on July 1, 2002, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock. Prior to the distribution, the members reported federal and state taxable income on their income tax returns. International Converter, Inc. ("ICI"), a wholly owned subsidiary, had remained a taxable C- corporation from the time we acquired it in July, 1999 through the date of the distribution. The income tax provision for the second quarter of 2003 was $989 as compared to $293 in the second quarter of 2002. The increase in income tax provision was associated with our change in filing status and an increase in pre-tax income.

Net Income

         Net income increased to $1,515 during the second quarter of 2003 from $1,107 in the prior year. The increase was primarily attributable to improved productivity in our converting operations and a decrease in interest expense related to the cancellation of the 12% Promissory Note payable to Ivex.

Adjusted EBITDA

         In addition to financial results determined in accordance with generally accepted accounting principles ("GAAP"), Packaging Dynamics utilizes non-GAAP financial measures (within the meaning of Regulation G promulgated by the Securities and Exchange Commission). For purposes of Regulation G, a non-GAAP financial measure is a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. These measures should be considered in addition to results prepared in accordance with GAAP, but are not a substitute for or superior to GAAP results. Non-GAAP financial measures are used because management believes this information provides investors useful information in evaluating the results of the continuing operations and believes that this information provides the users of the financial statements a valuable insight into the operating results given the restructuring of Packaging Dynamics and distribution by Ivex Packaging Corporation of its ownership interest in Packaging Dynamics last year. The non-GAAP measure of adjusted EBITDA is presented to supplement the consolidated financial statements in accordance with GAAP. Specifically, management believes that adjusted EBITDA is of interest to its investors and lenders in relation to its debt covenants, as certain of its debt covenants include this adjusted EBITDA as a performance measure. Refer to Liquidity and Capital Resources for additional disclosure of these debt covenants.

         Packaging Dynamics defines adjusted EBITDA as earnings from operations (excluding items deemed by management as non-recurring) plus depreciation and amortization. Adjusted EBITDA should not be construed as an alternative to earnings from operations as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, as a measure of liquidity or as an alternative to cash flow from operating activities as determined in accordance with generally accepted accounting principles. We have significant uses of cash flow, including capital expenditures and debt principal repayments that are not reflected in adjusted EBITDA.

         Adjusted EBITDA for the three months ended June 30, 2003 and June 29, 2002 is computed as follows:

                                                                    For the Three Months Ended,
                                                                     June 30,        June 29,
                                                                       2003            2002
                                                                    ----------      ----------
Net Income                                                          $    1,515      $    1,107
Income tax provision                                                       989             293
Interest expense                                                         1,654           2,280
Depreciation and amortization                                            2,007           1,981
Non- recurring item - Long-term incentive compensation expense              --             219
                                                                    ----------      ----------
Adjusted EBITDA                                                     $    6,165      $    5,880
                                                                    ==========      ==========

         In the three months ended June 30, 2003 adjusted EBITDA and adjusted EBITDA margins were $6,165 and 9.4%, respectively, as compared to $5,880 and 8.9%, respectively, in the three months ended June 29, 2002.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 29, 2002

Net Sales

         Net sales increased by 3.2% during the first six months of 2003 over our net sales during the corresponding period in 2002. A 7.0% increase in volume in the food packaging operation, primarily resulting from the acquisition of Wolf Packaging, Inc., was partially offset by a 14.5% decrease in volume in our specialty paper operation. The decrease was also impacted by a shift in product mix in our food packaging business.

Gross Profit

         Gross profit increased 9.9% during the first six months of 2003 compared to the corresponding period in 2002 primarily due to our continued efforts to improve productivity in our converting operation. This increase was partially offset by reduced profitability in our specialty paper operations. The gross profit margin was 12.6% which was 0.8% higher than the same period in 2002. The current period gross profit margin was favorably impacted by the productivity improvements.

Operating Expenses

         Selling and administrative expenses remained relatively unchanged during the first six months of 2003 compared to the corresponding period in 2002. An increase due to the Wolf acquisition and the incremental expense associated with operating as a public company were offset by the long-term incentive compensation expense of $1,295 recorded in the six months ended June 29, 2002.

         On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 Long Term Incentive Plan ("LTIP"), stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 LTIP. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,924 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. For the six months ended June 30, 2002, the Company recorded a non-cash compensation charge of $1,295. After December 31, 2002, no compensation expense will be recorded for this plan.

Income from Operations

         Income from operations and operating margins were $7,382 and 5.7%, respectively, during the first six months of 2003 compared to income from operations and operating margin of $5,884 and 4.7%, respectively, during the first six months of 2002. The increase was primarily a result of improved productivity in our converting operations and the long-term incentive compensation expense of $1,295 recorded in the six months ended June 29, 2002. Given the significant operating losses in our specialty paper operations, the Company is currently evaluating all of its strategic options to reduce these losses.

Interest Expense

         Interest expense during the first six months of 2003 was $3,123 compared to $4,576 during the same period in 2002. The decrease in interest expense in 2003 compared to 2002 resulted primarily from decreased average outstanding indebtedness, the forgiveness of the 12% Promissory Note payable to Ivex and reduced interest rates. The average interest rates on borrowings on our senior credit facility were approximately 1.24% less during 2003 compared to 2002. The paid-in-kind interest accruing on the 12% Promissory Note was zero and $1,106 during the first six months of 2003 and 2002, respectively. The note was cancelled on July 1, 2002.

Income Taxes

         To facilitate the distribution on July 1, 2002, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock. Prior to the distribution, the members reported federal and state taxable income on their income tax returns. International Converter, Inc. ("ICI"), a wholly owned subsidiary, had remained a taxable C- corporation from the time we acquired it in July, 1999 through the date of the distribution. The income tax provision for the first six months of 2003 was $1,677 as compared to $681 in the first six months of 2002. The increase in income tax provision was associated with an increase in pre-tax income.

Net Income

         Net income increased to $2,582 during the first six months of 2003 from $627 in the prior year. The increase was primarily attributable to the $1,295 long-term incentive expense in the first six months of 2002 and a decrease in interest expense related to the cancellation of the 12% Promissory Note payable to Ivex.

Adjusted EBITDA

       In addition to financial results determined in accordance with generally accepted accounting principles ("GAAP"), Packaging Dynamics utilizes non-GAAP financial measures (within the meaning of Regulation G promulgated by the Securities and Exchange Commission). For purposes of Regulation G, a non-GAAP financial measure is a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. These measures should be considered in addition to results prepared in accordance with GAAP, but are not a substitute for or superior to GAAP results. Non-GAAP financial measures are used because management believes this information provides investors useful information in evaluating the results of the continuing operations and believes that this information provides the users of the financial statements a valuable insight into the operating results given the restructuring of Packaging Dynamics and distribution by Ivex Packaging Corporation of its ownership interest in Packaging Dynamics last year. The non-GAAP measure of adjusted EBITDA is presented to supplement the consolidated financial statements in accordance with GAAP. Specifically, management believes that adjusted EBITDA is of interest to its investors and lenders in relation to its debt covenants, as certain of its debt covenants include this adjusted EBITDA as a performance measure. Refer to Liquidity and Capital Resources for additional disclosure of these debt covenants.

         Packaging Dynamics defines adjusted EBITDA as earnings from operations (excluding deemed by management as non-recurring) plus depreciation and amortization. Adjusted EBITDA should not be construed as an alternative to earnings from operations as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, as a measure of liquidity or as an alternative to cash flow from operating activities as determined in accordance with generally accepted accounting principles. We have significant uses of cash flow, including capital expenditures and debt principal repayments that are not reflected in adjusted EBITDA.

         Adjusted EBITDA for the six months ended June 30, 2003 and June 29, 2002 is computed as follows:



                                                                      For the Six Months Ended,
                                                                       June 30,        June 29,
                                                                         2003            2002
                                                                     -----------     -----------
Net Income                                                              $ 2,582      $   627
Income tax provision                                                      1,677          681
Interest expense                                                          3,123        4,576
Depreciation and amortization                                             4,097        3,940
Non- recurring item - Long-term incentive compensation expense               --        1,295
                                                                        -------      -------
Adjusted EBITDA                                                         $11,479      $11,119
                                                                        =======      =======

         In the six months ended June 30, 2003, adjusted EBITDA and adjusted EBITDA margins were $11,479 and 8.8%, respectively, as compared to $11,119 and 8.8%, respectively, in the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had cash and cash equivalents of $2,877, and $23,400 was available under the revolving portion of the Senior Credit Facility. Our working capital at June 30, 2003 was $3,259.

         Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund principal short-term and long-term cash requirements.

         The Senior Credit Facility provides for Term A Loans and Term B Loans totaling $67,370 and a $25,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. The Term A Loan had a balance of $10,375 at June 30, 2003 and is required to be repaid in quarterly payments totaling $6,000 in 2003 and $7,375 in 2004. The Term B Loan had a balance of $56,995 at June 30, 2003 and is required to be repaid in quarterly payments totaling $720 in 2003, $28,400 in 2004 and $28,235 in 2005.

         Loans under the Senior Credit Facility are designated from time to time, at our election, either (1) as Eurodollar Loans, which bear interest at a rate based on the London Interbank Offered Rate, or LIBOR, adjusted for regulatory reserve requirements, or (2) as Base Rate Loans, which bear interest at a rate based on the Federal Funds Rate or the prime rate. The interest rate on Eurodollar Loans is equal to LIBOR plus an applicable percentage that varies with the leverage ratio of PDLLC and its consolidated subsidiaries. The interest rate on Base Rate Loans is equal to

         o a base rate equal to the greater of (1) the Federal Funds rate plus 1/2 of 1% and (2) the prime rate, plus

         o an applicable percentage that varies with the leverage ratio of PDLLC and its consolidated subsidiaries.

         Accordingly, Tranche A Term Loans and revolving loans bear interest at rates of up to 2.75% plus the base rate, in the case of Base Rate Loans, and up to 3.75% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term Loans bear interest at rates of up to 3.25% plus the base rate, in the case of Base Rate Loans, and up to 4.25% plus LIBOR, in the case of Eurodollar Loans.

         At June 30, 2003, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.0% plus LIBOR and 3.75% plus LIBOR, respectively, compared with 2.75% plus LIBOR and 3.75% plus LIBOR, respectively, at June 30, 2002. In addition, as of June 30, 2003, we had entered into interest rate derivative instruments, which are discussed in Item 3 - "Quantitative and Qualitative Disclosures About Market Risk." Borrowings are collateralized by substantially all of the assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on November 20, 2004 and the Term B Loan will terminate on November 20, 2005.

         Under the Senior Credit Facility, PDLLC is required to comply on a quarterly basis with the following four financial covenants:

         o under the leverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of total funded debt to consolidated EBITDA for the 12-month period then ended must not exceed specified levels, decreasing from 3 to 1 at present to 2 to 1 from and after April 1, 2004;

         o under the interest coverage ratio covenant, as of the last day of each fiscal quarter, PDLLC's ratio of consolidated EBITDA for the 12-month period then ended to cash interest expense for such 12-month period must be equal to or greater than certain specified levels, increasing from 3.25 to 1 at present to 4 to 1 from and after July 1, 2004;

         o under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, PDLLC's ratio of consolidated EBITDA less capital expenditures and taxes to PDLLC's cash interest expense and scheduled funded debt payments must be equal to or greater than 1.15 to 1; and

         o the net worth covenant, Packaging Holdings consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than $27,500 increased on a cumulative basis by
                  (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Holdings (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended December 31, 1998 and (2) 50% of the net cash proceeds from any equity issuance after November 20, 1998 by Packaging Holdings or any subsidiary of Packaging Holdings.

         For purposes of the Senior Credit Facility, consolidated adjusted EBITDA, calculated on a consolidated basis for PDLLC and its subsidiaries, consists of (1) net income, excluding the effect of any extraordinary or other non-recurring gains or losses or non-cash losses, plus (2) an amount which, in the determination of net income, has been deducted for interest expense, taxes, depreciation and amortization.

         The Senior Credit Facility also contains various negative covenants that, among other things, require Packaging Holdings and its subsidiaries to limit future capital expenditures, borrowings, dividend payments, and payments to related parties, and restricts Packaging Holdings' ability and the ability of its subsidiaries to merge or consolidate. In addition, the Senior Credit Facility prevents our subsidiaries from making distributions, prohibits changes in the nature of business conducted by our subsidiaries and effectively requires, subject to limited exceptions, that Packaging Dynamics' pre-distribution stockholders, other than Ivex, retain beneficial ownership of at least 42.5% in Packaging Dynamics. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the senior credit facility. We believe that we are currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects, although we are currently planning to refinance the Senior Credit Facility by the end of 2003 in order to avoid possible non-compliance with certain of the four financial covenants described above

      On July 14, 1999, Packaging Holdings issued a $3,000 note to the sellers in connection with the acquisition of ICI. Interest on this note is 7.5% payable semi-annually commencing on December 31, 1999. This note is unsecured and subordinated to the senior credit facility. The note matures on July 14, 2004 and may be accelerated under specified circumstances, including a change in control or an acceleration under the Senior Credit Facility.

         The Senior Credit Facility and the ICI note include terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments.

         We have outstanding obligations under debt agreements with the U.S. Department of Housing and Urban Development, or HUD, in the form of promissory notes payable to the City of Baxter Springs. The remaining unpaid principal of these notes as of June 30, 2003 was $1,400 and bear interest at rates varying from 6.53% to 6.57%, as determined by HUD, and interest is payable on a semi-annual basis. These notes are payable in annual installments of $700 through August 2004. Borrowings are collateralized by a first lien on the land and building at our Baxter Springs, Kansas production facility and by a second lien on specified machinery and equipment. Under specified circumstances, repayment of the borrowings is subordinated to the repayment of obligations under the senior credit facility.

         To reduce the impact of changes in interest rates on our variable rate debt, the Company has entered into interest rate derivative instruments, which are discussed in " - Quantitative and Qualitative Disclosures About Market Risk".

         We made capital expenditures for the six months ended June 30, 2003 and June 29, 2002 of $3,140 and $2,229, respectively. The increase in capital expenditures during 2003 compared to 2002 resulted primarily from expenditures incurred for two new bag machines. At June 30, 2003, we have capital projects ongoing at all locations. In 2003, capital expenditures are expected to approximate $5,500.

         The Senior Credit Facility requires PDLLC to maintain specified financial ratios and levels of tangible net worth. PDLLC was in compliance with those covenants as of June 30, 2003, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($67,370 as of June 30, 2003) and foreclosure on the collateral securing those obligations. We are anticipating that we will refinance the Senior Credit Facility by the end of 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of June 30, 2003, we had interest rate swap agreements with a group of banks having notional amounts totaling $55,000 and with various maturity dates through December 10, 2003. These agreements effectively fix our LIBOR rate for $40,000 and $15,000 of our Senior Credit Facility indebtedness at rates of 3.83% and 1.61%, respectively. Beginning on December 10, 2003, we have a no-cost collar agreement with a notional amount of $25,000 maturing on December 10, 2004. This collar agreement effectively fixes the LIBOR base rate for $25,000 of our Senior Credit Facility indebtedness at a maximum of 3.97% and allows for us to pay the market LIBOR from a floor of 2.34% to the maximum rate. If LIBOR falls below 2.34%, we are required to pay the floor rate of 2.34%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

         Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $840 as of June 30, 2003 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

ITEM 4. CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

         Certain statements included in this form, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three and Six Months Ended June 30, 2003 and June 29, 2002- Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and - Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time Packaging Dynamics and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Packaging Dynamics believes that none of the matters which arose during the quarter, either individually or in the aggregate, is material to Packaging Dynamics.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 14, 2003, the Corporation held its 2003 annual meeting of stockholders, at which the stockholders elected five directors for a one-year term and ratified the appointment of PricewaterhouseCoopers LLP as the Corporation's independent accountants for 2003.

         A total of 9,154,456 shares of common stock were voted in person or by proxy at the annual meeting, representing approximately 94.8% of the voting power of the Corporation entitled to vote at such meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast applicable, were as follows:


                                                                                              Number of Votes
                                                                                         ------------------------
Nominees for Election to Board of Directors                                              In Favor        Withheld
                                                                                         ---------      ---------
        George V. Bayly                                                                  8,970,853        183,603
        Phillip D. Harris                                                                9,043,322        111,134
        Anthony P. Scotto                                                                9,154,186            270
        Frank V. Tannura                                                                 9,043,322        111,134
        William J. White                                                                 9,154,086            370

Ratification of PricewaterhouseCoopers LLC                                               For            9,153,639
as independent accountants                                                               Against              205
                                                                                         Abstentions          612

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
            Exhibit No.     Description
            -----------     -----------
                31.1        Certification of Chief Executive Officer pursuant
                            to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32 Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.



(b) Reports on Form 8-K

         Current Report, Form 8-K regarding Packaging Dynamics Corporation's second quarter 2003 earnings release and conference call, filed on July 24, 2003.


                             SIGNATURE PAGE FOLLOWS

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PACKAGING DYNAMICS CORPORATION



                                     By: /s/ HENRY C. NEWELL
                                     -------------------------------------------
                                     HENRY C. NEWELL
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

August 4, 2003