Form 10-Q
period 2003-09-30
PACKAGING DYNAMICS CORP
filed 2003-11-14
CIK 1171159

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED SEPTEMBER 30, 2003        COMMISSION FILE NUMBER 0-49741

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

                                            Yes [X] No [ ]

         At October 31, 2003, there were 9,681,504 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                             September 30,   December 31,
                                                                                                 2003           2002
                                                                                             -------------   ------------
                                                                                              (Unaudited)
                                      ASSETS
Current Assets:
     Cash and cash equivalents ...........................................................     $     805      $   1,864
     Accounts receivable trade (net of allowance for doubtful accounts of $399 and
        $609, respectively) ..............................................................        21,373         22,640
     Inventories .........................................................................        27,600         28,257
     Prepaid expenses and other ..........................................................         5,412          3,995
                                                                                               ---------      ---------
          Total current assets ...........................................................        55,190         56,756
                                                                                               ---------      ---------
Property, Plant and Equipment:
     Property, plant and equipment .......................................................        63,235         91,077
     Less - accumulated depreciation .....................................................       (22,578)       (26,476)
                                                                                                --------       --------
          Total property, plant and equipment ............................................        40,657         64,601
                                                                                               ---------      ---------

Other Assets:
     Goodwill, net of accumulated amortization ...........................................        42,969         42,771
     Miscellaneous .......................................................................         2,276          2,227
                                                                                               ---------      ---------
          Total other assets .............................................................        45,245         44,998
                                                                                               ---------      ---------

Total Assets .............................................................................     $ 141,092      $ 166,355
                                                                                               =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt ................................................     $   5,700      $   7,420
     Accounts payable ....................................................................        18,566         23,299
     Accrued salary and wages ............................................................         2,943          2,627
     Other accrued liabilities ...........................................................         8,287          6,433
                                                                                               ---------      ---------

          Total current liabilities ......................................................        35,496         39,779

Long-Term Debt ...........................................................................        68,000         67,710
Other Liabilities ........................................................................         2,345          2,736
Deferred Income Taxes ....................................................................         2,191         10,423
                                                                                               ---------      ---------
Total Liabilities ........................................................................       108,032        120,648
                                                                                               ---------      ---------

Commitments and Contingencies (Note 9)....................................................

Stockholders' Equity:
     Common stock, $.01 par value -- 40,000,000 shares authorized; (9,681,504 and 9,618,767 shares issued and outstanding at September 30, 2003
     and December 31, 2002,  respectively) ...............................................            97             96
     Preferred stock, $.01 par value -- 5,000,000 shares authorized; (no shares
        issued or outstanding) ...........................................................            --             --
     Paid in capital in excess of par value ..............................................        46,069         45,560
     Accumulated other comprehensive loss ................................................           (70)          (253)
     Retained earnings (Accumulated Deficit) .............................................       (13,036)           304
                                                                                               ---------      ---------
          Total stockholders' equity .....................................................        33,060         45,707
                                                                                               ---------      ---------
Total Liabilities and Stockholders' Equity ...............................................     $ 141,092      $ 166,355
                                                                                               =========      =========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            For the Three Months Ended,       For the Nine Months Ended,
                                                           September 30,    September 28,   September 30,    September 28,
                                                               2003              2002            2003             2002
                                                           -------------    -------------   -------------    -------------
Net sales .............................................     $    66,221      $    64,132     $   196,092      $   189,988
Cost of goods sold ....................................          59,814           55,870         173,381          166,897
                                                            -----------      -----------     -----------      -----------
Gross profit ..........................................           6,407            8,262          22,711           23,091
                                                            -----------      -----------     -----------      -----------
Operating expenses:
      Selling .........................................           1,746            1,794           5,377            5,486
      General and administrative ......................           3,080            3,287           8,364            8,527
      Other expenses:
          Restructuring and impairment charges ........          24,894               --          24,894               --
          Asset sales and disposals ...................             806              233             813              246
                                                            -----------      -----------     -----------      -----------
Total operating expenses ..............................          30,526            5,314          39,448           14,259
                                                            -----------      -----------     -----------      -----------
Income (loss) from operations .........................         (24,119)           2,948         (16,737)           8,832

Interest expense ......................................           2,189            1,501           5,312            6,077
                                                            -----------      -----------     -----------      -----------

Income (loss) before income taxes .....................         (26,308)           1,447         (22,049)           2,755

Income tax provision (benefit) ........................         (10,386)             572          (8,709)           1,253
                                                            -----------      -----------     -----------      -----------

Net income (loss) .....................................     $   (15,922)     $       875     $   (13,340)     $     1,502
                                                            ===========      ===========     ===========      ===========
Net income (loss) per share:
         Basic ........................................     $     (1.64)     $      0.09     $     (1.38)
                                                            ===========      ===========     ===========
         Fully diluted ................................     $     (1.64)     $      0.09     $     (1.38)
                                                            ===========      ===========     ===========
Weighted average shares outstanding:
         Basic ........................................       9,681,504        9,446,391       9,662,514
                                                            ===========      ===========     ===========
         Fully diluted ................................       9,681,504        9,649,162       9,662,514
                                                            ===========      ===========     ===========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  For the Nine Months Ended,
                                                                                           September 30, 2003   September 28, 2002
                                                                                           ------------------   ------------------
Cash flows from operating activities:
     Net income (loss) .................................................................        $(13,340)            $  1,502
       Adjustments to reconcile net income to net cash from operating activities:
          Loss on asset impairment .....................................................          22,094                   --
          Depreciation and amortization ................................................           5,977                5,721
          Amortization of deferred finance costs .......................................           1,439                  555
          Loss on disposal of equipment ................................................             813                  246
          Provision for doubtful accounts and allowances ...............................            (210)                 (51)
          Non-cash charge for long-term incentive compensation .........................              --                2,545
          Non-cash interest to related party ...........................................              --                1,106
          Changes in assets and liabilities:
             Accounts receivable .......................................................           1,477               (5,597)
             Inventories ...............................................................             657                1,735
             Other assets ..............................................................          (1,415)              (1,321)
             Accounts payable and accrued liabilities ..................................          (3,208)              11,135
             Deferred taxes ............................................................          (8,232)                  --
                                                                                                --------             --------
                   Net cash from operating activities ..................................           6,052               17,576
                                                                                                --------             --------

Cash flows used by investing activities:
         Additions to property, plant and equipment ....................................          (4,675)              (3,551)
         Acquisition of Wolf Packaging Inc., net of cash acquired ......................            (198)                  --
         Proceeds from sale of assets ..................................................               4                  402
                                                                                                --------             --------
                   Net cash used by investing activities ...............................          (4,869)              (3,149)
                                                                                                --------             --------

Cash flows used by financing activities:
          Principal payments for loan obligations ......................................         (73,730)              (4,990)
          Proceeds from loan obligations ...............................................          70,000                   --
          Proceeds under revolving line of credit ......................................          38,400               21,900
          Repayments under revolving line of credit ....................................         (35,400)             (23,600)
          Payment of financing costs ...................................................          (1,757)                  --
          Issuance of common stock .....................................................             245                  113
                                                                                                --------             --------
                   Net cash used by financing activities ...............................          (2,242)              (6,577)
                                                                                                --------             --------
Net increase (decrease) in cash and cash equivalents ...................................          (1,059)               7,850
Cash and cash equivalents at beginning of period .......................................           1,864                1,041
                                                                                                --------             --------
Cash and cash equivalents at end of period .............................................        $    805             $  8,891
                                                                                                ========             ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                        Common Stock              Contribution  Advances
                                     -----------------  Paid In       from         To
                                      Shares    Amount  Capital     Members     Members
                                     ---------  ------  --------  ------------  --------
Balance at December 31, 2001                                       $  34,579     $ (298)
Formation of Packaging Dynamics
    Corporation (Note 1)             9,437,750  $   94  $ 44,475     (34,579)       298
Net income
Exercise of common stock options        14,350               103
Issuance of common stock               166,667       2       982
Other comprehensive income (loss):
    Reclassification of derivative
       losses to earnings
    Change in fair value of
       derivative instruments, net
       of income taxes
                                     ---------  ------  --------   ---------     ------
           Comprehensive income

Balance at December 31, 2002         9,618,767  $   96  $ 45,560   $      --     $   --

Net loss
Exercise of common stock options        62,737       1       509
Other comprehensive income (loss):
    Reclassification of derivative
       losses to earnings
    Change in fair value of
       derivative instruments, net
       of income taxes
                                     ---------  ------  --------   ---------     ------
            Comprehensive income

Balance at September 30, 2003
   (unaudited)                       9,681,504  $   97  $ 46,069   $      --         --
                                     =========  ======  ========   =========     ======

                                      Retained       Accumulated
                                      Earnings          Other
                                     Accumulated    comprehensive  Stockholders  Comprehensive
                                      Deficit)      Income (Loss)     Equity      Income (Loss)
                                     -----------    -------------  -----------   --------------
Balance at December 31, 2001         $    270       $   (554)        $ 33,997
Formation of Packaging Dynamics
    Corporation (Note 1)                 (897)           704           10,095
Net income                                931                             931     $      931
Exercise of common stock options                                          103
Issuance of common stock                                                  984
Other comprehensive income (loss):
    Reclassification of derivative
       losses to earnings                                957              957            957
    Change in fair value of
       derivative instruments, net
       of income taxes                                (1,360)          (1,360)        (1,360)
                                     --------       --------         --------     ----------
           Comprehensive income                                                   $      528
                                                                                  ==========
Balance at December 31, 2002         $    304       $   (253)        $ 45,707

Net loss                              (13,340)                        (13,340)       (13,340)
Exercise of common stock options                                          510
Other comprehensive income (loss):
    Reclassification of derivative
       losses to earnings                                809              809            809
    Change in fair value of
       derivative instruments, net
       of income taxes                                  (626)            (626)         (626)
                                     --------       --------         --------     ----------
            Comprehensive income                                                  $  (13,157)
                                                                                  ==========
Balance at September 30, 2003
   (unaudited)                       $(13,036)      $    (70)        $ 33,060
                                     ========       ========         ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 -- ORGANIZATION

         Packaging Dynamics Corporation ("the Company" or "Packaging Dynamics") is a Delaware corporation established as a holding company to own all of the interest in Packaging Dynamics Operating Company ("PDOC"). PDOC is a Delaware corporation which is the parent company of all our current operating subsidiaries.

         On March 18, 2002, the board of directors of Ivex Packaging Corporation ("Ivex") approved a merger agreement providing for the merger with Ivex of a wholly-owned subsidiary of Alcoa Inc. As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings, L.L.C ("Packaging Holdings" or "PHLLC"). To facilitate the distribution, Ivex formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed its shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger. The consolidated financial statements of Packaging Dynamics presented herein include the results of consolidated operations, financial position and cash flows of Packaging Holdings.

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

         In September 2003, in conjunction with the refinancing of our Senior Credit Facility, we merged Packaging Holdings with Packaging Dynamics, L.L.C., a Delaware limited liability company which was the parent company of all our operating subsidiaries and of which Packaging Holdings was a sole member, and converted the surviving limited liability company into a Delaware corporation which we named Packaging Dynamics Operating Company.

NOTE 2 -- BASIS OF PRESENTATION

GENERAL

         In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the nine months ended September 30, 2003 and September 28, 2002 and the financial position at September 30, 2003. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2002. The consolidated balance sheet as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than as of the date of a commitment to an exit or disposal plan. Examples of costs covered by SAFS 146 included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company applied the provisions of SFAS 146 prospectively to exit or disposal activities in 2003.

         In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees by requiring that the guarantor recognize a liability for the fair value of the obligation it assumes under the guarantee. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. There was no material effect resulting from the adoption of the Statement.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," but does not require the Company to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. The Company adopted the disclosure portion of this standard as of December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. In October 2003, the FASB delayed the implementation of FIN 46 until after December 15, 2003 for all entities acquired before February 1, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. It requires the issuer to classify a financial instrument as a liability, or asset in some cases, that was previously classified as equity. SFAS 150 applies to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. The effective date of SFAS 150 is for financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created prior to the issuance date of the standard and still in existence at the beginning of the interim period of adoption. Restatement of prior years' financial statements is not permitted. There was no material effect resulting from the adoption of the Statement.

NOTE 3--ASSET IMPAIRMENT AND RESTRUCTURING

         On September 4, 2003, the Company announced the exit of the specialty paper operation. This was comprised of our paper mill which produced approximately 55,000 tons of paper each year and employed approximately 148 people. The mill is a non-integrated facility including three paper machines located in Detroit, Michigan. We determined that these mill assets were impaired, although not yet permanently abandoned at September 30, 2003 as the estimated future cash flows expected from the future use and disposal of the assets was less than the carrying amount of the assets, and in the third quarter of 2003 recorded a pre-tax charge to earnings of $22,094. Also in the third quarter, we recorded a charge of $2,800 related to severance in accordance with SFAS 112, "Employers Accounting for Postemployment Benefits," which will be paid in future periods. Any further restructuring costs associated with the closure of the operations will be charged to earnings when the related liability is incurred. The mill was closed in October 2003. Beginning in the fourth quarter, the results from the specialty paper operation will be reported as Discontinued Operations.

NOTE 4--ASSET SALES AND DISPOSALS

         The Company continues its efforts to upgrade the capabilities of its converting operations. During the three and nine months ended September 30, 2003, the Company permanently idled eight bag machines in our Baxter Springs, Kansas manufacturing facility which are to be replaced with three new machines. One of these machines was operational as of September 30, 2003. The loss on sale or disposal of these assets was $806 and $813 for the three and nine months ended September 30, 2003. This productivity improvement process was started in the third quarter of 2002 when five bag machines were permanently idled. The loss on sale or disposal of these assets was $233 and $246, respectively, for the three and nine months ended September 28, 2002.

NOTE 5--STOCK BASED COMPENSATION

         At September 30, 2003, the Company has a stock-based compensation plan. The company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion (APBO) No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant.

         On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value provisions of FAS 123 "Accounting for Stock-Based Compensation" as amended by FAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share for the three and nine months ended September 30, 2003 would have been as follows:

                                                         Three Months Ended     Nine Months Ended        Three Months Ended
                                                         September 30, 2003     September 30, 2003       September 29, 2002
                                                         ------------------     ------------------       ------------------
Net Loss                                                  $       (15,922)       $      (13,340)          $            875
                                                          ===============        ==============           ================
Add: Stock-based employee compensation
     expense previously recorded                                      --                    --                       1,614
                                                          ===============        ==============           ================
Deduct: Stock-based employee compensation
     expense determined under fair value
     based method                                                    (162)                 (450)                    (1,798)
                                                          ===============        ==============           ================
Pro forma net loss                                        $       (16,084)       $      (13,790)          $            691
                                                          ===============        ==============           ================
Pro forma basic loss per share                            $         (1.66)       $        (1.43)          $            .07
                                                          ===============        ==============           ================
Pro forma diluted loss per share                          $         (1.66)       $        (1.43)          $            .07
                                                          ===============        ==============           ================

         The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following assumptions: dividend yield -- 0%; volatility -- 35%; and expected lives -- 5 years. The risk-free interest rate assumptions for the three and nine months ended September 30, 2003 and the three months ended September 29, 2002 were 2.97%, 2.97% and 3.25%, respectively.

NOTE 6--INVENTORIES

         Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at September 30, 2003 and December 31, 2002 consist of the following:

                                      September 30,    December 31,
                                           2003           2002
                                      ------------    ------------
Raw materials                         $     10,994    $     13,025
Work-in-process                              1,420           1,089
Finished goods                              15,186          14,143
                                      ------------    ------------
                                      $     27,600    $     28,257
                                      ============    ============

NOTE 7--LONG-TERM DEBT

         Long-term debt at September 30, 2003 and December 31, 2002 consists of the following:

                                                                      September 30,       December 31,
                                                                          2003               2002
                                                                      -------------      ------------
Senior Credit Facility:
    Tranche A Term Loan
                                                                      $      30,000      $     13,375
    Tranche B Term Loan                                                      40,000            57,355
    Revolving credit loan                                                     3,000                --
Seller note payable                                                              --             3,000
Baxter Springs facility HUD loan                                                700             1,400
                                                                      -------------      ------------
    Subtotal                                                                 73,700            75,130
Current maturities of long term debt                                         (5,700)           (7,420)
                                                                      -------------      ------------
Long-term debt                                                        $      68,000      $     67,710
                                                                      =============      ============

SENIOR CREDIT FACILITY

         During the third quarter of 2003, the Company and its subsidiaries entered into a credit agreement (the "Senior Credit Facility") with PDOC, as borrower, and Bank of America, N.A., as agent, that provided two term loans and a revolving credit loan totaling $110,000, including a $40,000 revolving credit facility.

         The term loans require quarterly principal payments beginning December 31, 2003 and ending September 29, 2008 for Term Loan A and September 29, 2009 for Term Loan B and ranging from $250 to $2,000, with any outstanding principal due at maturity. The revolving credit facility matures on September 29, 2008.

         Loans under the Senior Credit Facility are designated from time to time, at our election, either (1) as Eurodollar Rate Loans, which bear interest at a rate based on the London Interbank Offered Rate, or LIBOR, adjusted for regulatory reserve requirements, or (2) as Base Rate Loans, which bear interest at a rate based on the Federal Funds rate or the prime rate. The interest rate on Eurodollar Rate Loans is equal to LIBOR plus an applicable percentage that varies with the leverage ratio of the Company and its consolidated subsidiaries. The interest rate on Base Rate Loans is equal to

         - a base rate equal to the greater of (1) the Federal Funds rate plus 1/2 of 1% or (2) the prime rate, plus

         - an applicable percentage that varies with the leverage ratio of the Company and its consolidated subsidiaries.

         Accordingly, Tranche A Term Loans and revolving loans bear interest at rates of up to 2.25% plus the base rate, in the case of Base Rate Loans, and up to 3.25% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term Loans bear interest at rates of 2.5% plus the base rate, in the case of Base Rate Loans, and 3.5% plus LIBOR, in the case of Eurodollar Loans.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         At September 30, 2003, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.0% plus LIBOR and 3.5% plus LIBOR, respectively, compared with 2.75% plus LIBOR and 3.75% plus LIBOR, respectively, at September 28, 2002. As of September 30, 2003, we had interest rate swap agreements with a group of banks having notional amounts totaling $55,000 and with various maturity dates through December 10, 2004. These agreements effectively fix our LIBOR rate for $40,000 and $15,000 of our Senior Credit Facility indebtedness at rates of 3.83% and 1.61%, respectively. Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

         Under the Senior Credit Facility, we are required to comply on a quarterly basis with the following four financial covenants:

         - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 4.5 to 1 at present to 4 to 1;

         - under the senior leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt (other than subordinated debt) of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 3.5 to 1 at present to 3 to 1;

         - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments of the Company and its consolidated subsidiaries must be equal to or greater than certain levels increasing from 1.1 to 1 at present to 1.2 to 1; and

         - under the net worth covenant, Packaging Dynamics consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended December 31, 2003 and (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics.

         For purposes of the Senior Credit Facility, consolidated EBITDA, calculated on a consolidated basis for Packaging Dynamics and its subsidiaries, consists of (1) net income from continuing operations, excluding the effect of any extraordinary or other non-recurring gains or losses or non-cash gains or losses (in each case, other than in connection with the closure of the Detroit paper mill), plus (2) an amount which, in the determination of net income, has been deducted for interest expense, taxes, depreciation and amortization, and cash and non-cash charges and/or losses with respect to the closure of the Detroit paper mill, minus (3) cash expenditures related to non-cash charges previously added back to net income in determining EBITDA (other than in connection with the closure of the Detroit paper mill), plus (4) the write-off of capitalized financing costs existing as of the closing of the Senior Credit Facility.

         The Senior Credit Facility also contains various negative covenants that, among other things, require Packaging Dynamics and its subsidiaries to limit future borrowings and payments to related parties, and restricts Packaging Dynamics' ability and the ability of its subsidiaries to merge or consolidate. In addition, the Senior Credit Facility prohibits changes in the nature of business conducted by the Company and its subsidiaries. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the Senior Credit Facility.

NOTE 8--OPERATING SEGMENT INFORMATION

         The Company has two reportable business segments, Converting Operations and Specialty Paper, with the former being the principal business segment. The Converting Operations segment is an integrated converter of paper, film and foil for use in a variety of food packaging and industrial applications. Top customers include major quick- service restaurants, distributors, and industrial businesses. Approximately 95% of our sales are to North American customers, with the remaining 5% to European customers. The Specialty Paper segment manufactured numerous grades of lightweight paper produced from either virgin or recycled fiber. The Specialty Paper segment was closed in October 2003. The Company applies one effective tax rate to its consolidated operations. As such, income taxes are not reported or reviewed on a segment basis. In accordance with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information," this financial information by segment is as follows:

                                                          For the Three Months Ended,              For the Nine Months Ended,
                                                        September 30,      September 28,       September 30,        September 28,
                                                            2003               2002                 2003                2002
                                                        -------------     --------------      ---------------      --------------
Net External Sales:
      Converting Operations                             $      60,755     $       59,286      $       181,222      $      174,015
      Specialty Paper                                           5,466              4,846               14,870              15,973
                                                        -------------     --------------      ---------------      --------------
            Total External Sales                        $      66,221     $       64,132      $       196,092      $      189,988
                                                        =============     ==============      ===============      ==============

Intersegment Sales:
       Specialty Paper                                  $       7,503     $        8,309      $        21,487      $       25,622
                                                        =============     ==============      ===============      ==============

Income (Loss) from Operations:
            Converting Operations                       $       3,790     $        2,954      $        12,762      $        8,714
            Specialty Paper                                   (27,909)                (6)             (29,499)                118
                                                        -------------     --------------      ---------------      --------------
                  Total Income (Loss) from Operations   $     (24,119)    $        2,948      $       (16,737)     $        8,832
                                                        =============     ==============      ===============      ==============

Depreciation and Amortization:
            Converting Operations                       $       1,500     $        1,357      $         4,456      $        4,143
            Specialty Paper                                       380                424                1,521               1,578
                                                        -------------     --------------      ---------------      --------------
                  Total Depreciation and Amortization   $       1,880     $        1,781      $         5,977      $        5,721
                                                        =============     ==============      ===============      ==============

Interest Expense:
            Converting Operations                       $       1,729     $        1,186      $         4,356      $        4,776
            Specialty Paper                                       460                315                  956               1,301
                                                        -------------     --------------      ---------------      --------------
           Total Interest Expense                       $       2,189     $        1,501      $         5,312      $        6,077
                                                        =============     ==============      ===============      ==============

Capital Expenditures for Long-Lived Assets:
            Converting Operations                                                             $         3,820      $        1,747
            Specialty Paper                                                                               855               1,804
                                                                                              ---------------      --------------
           Total Depreciation and Amortization                                                $         4,675      $        3,551
                                                                                              ===============      ==============

                                                                           September 30,         December 31,
                                                                               2003                 2002
                                                                          --------------        -------------
Identifiable Assets:
      Converting Operations                                               $      130,549        $     135,801
      Specialty Paper                                                             10,543               30,554
                                                                          --------------        -------------

            Total Identifiable Assets                                     $      141,092        $     166,355
                                                                          ==============        =============

NOTE 9--COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

         The following discussion addresses the consolidated financial statements of Packaging Dynamics Corporation (the "Company," "Packaging Dynamics", "we" or "our") which is a Delaware corporation established as a holding company to own all interests in Packaging Dynamics Operating Company ("PDOC"), a Delaware corporation which is the parent company of all our current operating companies.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 28, 2002

Net Sales

         Consolidated net sales increased by 3.3% during the third quarter of 2003 over our net sales during the corresponding period in 2002, primarily due to an 11.2% increase in sale of specialty lamination products.

         Net sales in the converting operation segment increased 2.5% in the third quarter of 2003 compared to the same period in 2002. This was primarily due to an increase in sale of specialty lamination products.

         Net sales of our specialty paper segment decreased 1.4% in the third quarter of 2003 compared to the same period in 2002. This was primarily due to a 9.7% decrease in intersegment sales.

Gross Profit

         Gross profit decreased 22.5% during the third quarter of 2003 compared to the corresponding period in 2002 primarily due to an increase in raw material costs in our specialty paper operation. The gross profit margin was 9.7% which was 3.2% lower than the same period in 2002. The decrease in gross profit margin was primarily due to a decrease in profitability on our specialty paper operation. This was offset by the productivity improvements in our converting operation.

Operating Expenses

         Selling and general and administrative expenses increased 6.0% during the third quarter of 2003 compared to the corresponding period in 2002. The increase due to the acquisition of Wolf Packaging Inc. ("Wolf") and loss on sale of equipment of $806 was offset by the long-term incentive compensation expense of $1,372 and loss on sale of equipment of $233 recorded in the third quarter of 2002.

         Other expense of $24,894 was recorded in the third quarter of 2003. This is comprised of an asset impairment charge of $22,094 and restructuring charge of $2,800 related to severance in connection with the announcement of the closure of our single paper mill.

         On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 Long Term Incentive Plan ("LTIP"), stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 LTIP. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,924 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. For the three months ended September 28, 2002, the Company recorded a non-cash compensation charge of $1,372. After December 31, 2002, no compensation expense will be recorded for this plan.

Income (Loss) from Operations

        Loss from operations and operating margins were $24,119 and (36.4%), respectively, during the third quarter of 2003 compared to income from operations and operating margin of $2,948 and 4.6%, respectively, during the third quarter of 2002. The decrease was primarily due to the $24,894 charge related to the shut down of our paper mill taken in the third quarter of 2003. In addition, our paper mill loss from operations increased $3,010 in the third quarter of 2003 compared to the same period in 2002. These decreases were offset by the $1,372 in compensation expense recorded in the third quarter of 2002.

         The converting operation segment reported income from operations and operating margin of $3,790 and 6.2%, respectively, during the three months ended September 30, 2003 compared to income from operations and operating margin of $2,954 and 5.0% during the corresponding period of 2002. This 28.3% increase in income from operations is due to productivity improvements and the $1,372 in compensation expense recorded in the third quarter of 2002.

         The specialty paper segment reported a loss from operations and operating margin of $27,909 and (215.2%), respectively, during the three months ended September 30, 2003 compared to a loss from operations of $6 during the same period in 2002. This increase in loss was primarily due to the $24,894 charge related to the shutdown of the paper mill and higher raw material costs in the third quarter of 2003.

Interest Expense

         Interest expense during the third quarter 2003 was $2,189 compared to $1,501 during the same period in 2002. The increase in interest expense in 2003 compared to 2002 resulted primarily from the $739 write-off of unamortized bank fees resulting from the Company's bank refinancing in the third quarter of 2003. The average interest rate on borrowings on our senior credit facility was approximately 7.66% which is .19% less than the same period in 2002.

Income Taxes

         The Company recorded an income tax benefit of $10,386 for the third quarter of 2003 compared to an income tax provision of $572 for the same period in 2002. The income tax benefit recorded in the third quarter of 2003 primarily reflects the tax benefit associated with operating losses recognized in the specialty paper operation. The Company has not provided a valuation allowance for its deferred income tax assets as management believes it is more likely than not that the Company's deferred income tax assets will be realized through future taxable earnings. The Company's effective tax rate is 39.5% for the third quarter of 2003 and 2002.

Net Income (Loss)

         Net loss for the third quarter of 2003 was $15,922 compared to net income of $875 for the corresponding period of 2002. The decrease in earnings primarily relates to the asset impairment and restructuring charge relating to the announced shut down of our paper mill as well as the decrease in earnings in the specialty paper operation in the third quarter of 2003 compared to the same period in 2002.

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

         Adjusted EBITDA is summarized in the table below. Adjusted EBITDA should not be construed as an alternative to earnings from operations as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, as a measure of liquidity or as an alternative to cash flow from operating activities as determined in accordance with generally accepted accounting principles. We have significant uses of cash flow, including capital expenditures and debt principal repayments that are not reflected in adjusted EBITDA.

         Adjusted EBITDA for the three months ended September 30, 2003 and September 28, 2002 is computed as follows:

                                                                          For the Three Months Ended,
                                                                      September 30,        September 28,
                                                                           2003                 2002
                                                                      ------------         -----------
Net income (loss)                                                     $    (15,922)        $       875
Income tax provision                                                       (10,386)                572
Interest expense                                                             2,189               1,501
Depreciation and amortization                                                1,880               1,781
                                                                      ------------         -----------
    EBITDA                                                                 (22,239)              4,729
Non-recurring and unusual items:
   Asset impairment and restructuring                                       24,894                  --
   Long-term incentive compensation expense                                     --               1,372
                                                                      ------------         -----------
Adjusted EBITDA                                                       $      2,655         $     6,101
                                                                      ============         ===========

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 28, 2002

Net Sales

         Consolidated net sales increased by 3.2% during the first nine months of 2003 over our net sales during the corresponding period in 2002. This is primarily due to a 16.6% increase in sales of specialty lamination products. This was partially offset by a 6.9% decrease in volume in our specialty paper operation.

         Net sales for the converting operation segment increased 4.1% during the first nine months of 2003 compared to the corresponding period in 2002. This was primarily due to an increase in sales of specialty lamination products.

         In the specialty paper segment, net sales decreased 12.6% during the first nine months of 2003 compared to the corresponding period in 2002. This was due to a decrease in volume of both internal and external sales.

Gross Profit

         Gross profit decreased 1.6% during the first nine months of 2003 compared to the corresponding period in 2002 primarily due to reduced profitability in our specialty paper operation. This decrease was partially offset by productivity improvements in our converting operation. The gross profit margin was 11.6% which was 0.6% lower than the same period in 2002. This was primarily due to reduced profitability in our specialty paper operation.

Operating Expenses

         Selling and general and administrative expenses remained relatively unchanged during the first nine months of 2003 compared to the corresponding period in 2002. An increase in 2003 due to the Wolf acquisition, the incremental expense associated with operating as a public company and the loss on sale of fixed assets of $813 were offset by the long-term incentive compensation expense of $2,667 and the loss on sale of fixed assets of $246 recorded in the nine months ended September 28, 2002.

         Other expense of $24,894 was recorded in the third quarter of 2003. This is comprised an asset impairment charge of $22,094 and restructuring charge of $2,800 related to severance in connection with the announcement of the closure of our single paper mill.

         On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 Long Term Incentive Plan ("LTIP"), stock options for the purchase of an aggregate of 815,089 shares of its common stock under the 2002 LTIP. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,924 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. For the nine months ended September 28, 2002, the Company recorded a non-cash compensation charge of $2,667. After December 31, 2002, no compensation expense will be recorded for this plan.

Income (Loss) from Operations

         Loss from operations and operating margins were $16,737 and (8.5%), respectively, during the first nine months of 2003 compared to income from operations and operating margin of $8,832 and 4.6%, respectively, during the first nine months of 2002. The decrease was primarily due to the $24,894 charge related to the asset impairment in connection with the announcement of the shut down of our paper mill taken in the third quarter of 2003. In addition, our paper mill loss from operations increased $4,723 in the first nine months of 2003 compared to the same period in 2002. These decreases were offset by the $2,667 in compensation expense recorded in the nine months ended September 29, 2002.

         The converting operation segment reported income from operations and operating margin of $11,827 and 7.0%, respectively, during the nine months ended September 30, 2003 compared to $8,714 and 5% during the same period in 2002. This 46.5% increase in income from operations was primarily due to productivity improvements in 2003 and the $2,667 in compensation expense recorded in the first nine months of 2002.

         The specialty paper segment reported a loss from operations and operating margin of $29,499 and (81.1%), respectively, during the first nine months of 2003 compared to income from operations and operating margin of $118 and .3% during the same period in 2002. This decrease was due to the $24,894 charge related to the asset impairment in connection with the announcement of the shut down of the paper mill and higher raw material costs in the first nine months of 2003 compared to 2002.

Interest Expense

         Interest expense during the first nine months of 2003 was $5,312 compared to $6,077 during the same period in 2002. The decrease in interest expense in 2003 compared to 2002 resulted primarily from decreased average outstanding indebtedness, the forgiveness of the 12% Promissory Note payable to Ivex and reduced interest rates. This decrease was offset by a $739 write-off of unamortized bank fees resulting from the Company's bank refinancing in 2003. The average interest rates on borrowings on our senior credit facility were approximately .94% less during 2003 compared to 2002. The paid-in-kind interest accruing on the 12% Promissory Note was zero and $1,106 during the first six months of 2003 and 2002, respectively. The note was cancelled on July 1, 2002.

Income Taxes

         The income tax benefit recorded in the third quarter of 2003 primarily reflects the tax benefit associated with operating losses recognized in the specialty paper operation. The Company has not provided a valuation allowance for its deferred income tax assets as management believes it is more likely than not that the Company's deferred income tax assets will be recognized through future taxable earnings.

         To facilitate the distribution on July 1, 2002, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock. Prior to the distribution, the members reported federal and state taxable income on their income tax returns. International Converter, Inc. ("ICI"), a wholly owned subsidiary, had remained a taxable C-corporation from the time we acquired it in July 1999 through the date of the distribution. The income tax benefit for the first nine months of 2003 was $8,709 as compared to a provision of $1,253 in the first nine months of 2002. The decrease in income tax expense was associated with a decrease in pre-tax income.

                                       16

Net Income (Loss)

         Net loss for the first nine months of 2003 was $13,340 compared to net income of $1,502 for the corresponding period of 2002. The decrease in earnings primarily relates to the asset impairment and restructuring charge relating to the shut down of our paper mill as well as the decrease in earnings in the paper operation in the third quarter of 2003 compared to the same period in 2002.

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

         Adjusted EBITDA is summarized in the table below. Adjusted EBITDA should not be construed as an alternative to earnings from operations as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, as a measure of liquidity or as an alternative to cash flow from operating activities as determined in accordance with generally accepted accounting principles. We have significant uses of cash flow, including capital expenditures and debt principal repayments that are not reflected in adjusted EBITDA.

         Adjusted EBITDA for the nine months ended September 30, 2003 and September 28, 2002 is computed as follows:

                                                                             For the Nine Months Ended,
                                                                        September 30,        September 28,
                                                                            2003                  2002
                                                                        -------------        -------------
Net income (loss)                                                       $   (13,340)         $      1,502
Income tax provision                                                         (8,709)                1,253
Interest expense                                                              5,312                 6,077
Depreciation and amortization                                                 5,977                 5,721
                                                                        -----------          ------------
    EBITDA                                                                  (10,760)               14,553
Non-recurring and unusual items:
   Asset impairment and restructuring                                        24,894                    --
   Long-term incentive compensation expense                                      --                 2,667
                                                                        -----------          ------------
Adjusted EBITDA                                                         $    14,134          $     17,220
                                                                        ===========          ============

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had cash and cash equivalents of $805, and $23,900 was available under the revolving portion of the Senior Credit Facility. Our working capital at September 30, 2003 was $19,694.

         Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund principal short-term and long-term cash requirements.

         During the third quarter of 2003, the Company refinanced its Senior Credit Facility. The new credit facility provides for a Term A Loan and Term B Loan totaling $70,000 and a $40,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. As of September 30, 2003, the Term A Loan had a balance of $30,000 and will mature in five years. The required quarterly payments total $4,000, $5,000 $6,000, $7,000 and $8,000 in years one through five, respectively. As of September 30, 2003 the Term B Loan had a balance of $40,000 and will mature in six years. The required quarterly payments total $1,000 in years one through five and $35,000 in the sixth year. The revolver had a balance of $3,000 as of September 30, 2003.

         Loans under the Senior Credit Facility are designated from time to time, at our election, either (1) as Eurodollar Rate Loans, which bear interest at a rate based on the London Interbank Offered Rate, or LIBOR, adjusted for regulatory reserve requirements, or (2) as Base Rate Loans, which bear interest at a rate based on the Federal Funds rate or the prime rate. The interest rate on Eurodollar Rate Loans is equal to LIBOR plus an applicable percentage that varies with the leverage ratio of the Company and its consolidated subsidiaries. The interest rate on Base Rate Loans is equal to

         - a base rate equal to the greater of (1) the Federal Funds rate plus 1/2 of 1% or (2) the prime rate, plus

         - an applicable percentage that varies with the leverage ratio of the Company and its consolidated subsidiaries.

         Accordingly, Tranche A Term Loans and revolving loans bear interest at rates of up to 2.25% plus the base rate, in the case of Base Rate Loans, and up to 3.25% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term Loans bear interest at rates of 2.5% plus the base rate, in the case of Base Rate Loans, and 3.5% plus LIBOR, in the case of Eurodollar Loans.

         At September 30, 2003, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.0% plus LIBOR and 3.5% plus LIBOR, respectively, compared with 2.75% plus LIBOR and 3.75% plus LIBOR, respectively, at September 28, 2002. As of September 30, 2003, we had interest rate swap agreements with a group of banks having notional amounts totaling $55,000 and with various maturity dates through December 10, 2004. These agreements effectively fix our LIBOR rate for $40,000 and $15,000 of our Senior Credit Facility indebtedness at rates of 3.83% and 1.61%, respectively. Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

         Under the Senior Credit Facility, we are required to comply on a quarterly basis with the following four financial covenants:

         - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 4.5 to 1 at present to 4 to 1;

         - under the senior leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt (other than subordinated debt) of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 3.5 to 1 at present to 3 to 1;

         - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments of the Company and its consolidated subsidiaries must be equal to or greater than certain levels increasing from 1.1 to 1 at present to 1.2 to 1; and

         - under the net worth covenant, Packaging Dynamics consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended December 31, 2003 and (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics.

         For purposes of the Senior Credit Facility, consolidated EBITDA, calculated on a consolidated basis for Packaging Dynamics and its subsidiaries, consists of (1) net income from continuing operations, excluding the effect of any extraordinary or other non-recurring gains or losses or non-cash gains or losses (in each case, other than in connection with the closure of the Detroit paper mill), plus (2) an amount which, in the determination of net income, has been deducted for interest expense, taxes, depreciation and amortization, and cash and non-cash charges and/or losses with respect to the closure of the Detroit paper mill, minus (3) cash expenditures related to non-cash charges previously added back to net income in determining EBITDA (other than in connection with the closure of the Detroit paper mill), plus (4) the write-off of capitalized financing costs existing as of the closing of the Senior Credit Facility.

         The Senior Credit Facility also contains various negative covenants that, among other things, require Packaging Dynamics and its subsidiaries to limit future borrowings and payments to related parties, and restricts Packaging Dynamics' ability and the ability of its subsidiaries to merge or consolidate. In addition, the Senior Credit Facility prohibits changes in the nature of business conducted by the Company and its subsidiaries. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the Senior Credit Facility.

         On July 14, 1999, Packaging Holdings issued a $3,000 note to the sellers in connection with the acquisition of International Converter, Inc. Interest on this note is 7.5% payable semi-annually commencing on December 31, 1999. This note is unsecured and subordinated to the senior credit facility. The note, which was scheduled to mature on July 14, 2004, was paid off in full on September 29, 2003, in conjunction with the refinancing of our Senior Credit Facility.

         The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments.

         We have outstanding obligations under debt agreements with the U.S. Department of Housing and Urban Development, or HUD, in the form of promissory notes payable to the City of Baxter Springs. This loan was refinanced in the third quarter of 2003. The remaining unpaid principal of these notes as of September 30, 2003 was $700 and bear interest at 1.21%, as determined by HUD, and interest is payable on a semi-annual basis. These notes are payable in annual installments of $700 through August 2004. Borrowings are collateralized by a first lien on the land and building at our Baxter Springs, Kansas production facility and by a second lien on specified machinery and equipment. Under specified circumstances, repayment of the borrowings is subordinated to the repayment of obligations under the senior credit facility.

         To reduce the impact of changes in interest rates on our variable rate debt, the Company has entered into interest rate derivative instruments, which are discussed in " - Quantitative and Qualitative Disclosures About Market Risk".

         We made capital expenditures for the nine months ended September 30, 2003 and September 28, 2002 of $4,675 and $3,551, respectively. The increase in capital expenditures during 2003 compared to 2002 resulted primarily from expenditures incurred for four new bag machines. At September 30, 2003, we have capital projects ongoing at all converting locations. In 2003, capital expenditures are expected to approximate $6,000.

         The Senior Credit Facility requires PDOC to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of September 30, 2003, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($73,000 as of September 30, 2003) and foreclosure on the collateral securing those obligations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company's significant accounting policies is included in Note 2 to the company's annual consolidated financial statements for the year ended December 31, 2002. Certain of the company's accounting policies are considered critical, as these policies are the most important to the depiction of the company's financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Estimation methodologies are applied consistently from year to year. There have been no significant changes in the company's application of its critical accounting policies since December 31, 2002. The following is a summary of accounting policies management considers critical to the company's consolidated financial statements.

REVENUE RECOGNITION

The Company recognizes revenue primarily at the time title transfers to the customer (generally upon shipment of products). Our revenue recognition policies are in accordance with Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements". Shipping and handling costs are included as a component of cost of goods sold.

INVENTORIES

The Company states inventories at the lower of cost or market using the first-in, first-out, or FIFO, method to determine the cost of raw materials and finished goods. This cost includes raw materials, direct labor and manufacturing overhead. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in estimates of net realizable value are manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

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

INCOME TAXES

In the normal course of business, the company is regularly audited by federal and state authorities, and is periodically challenged regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the company's tax positions comply with applicable tax law and intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the company records reserves for uncertain tax positions, and management believes these reserves are adequate. The company's effective tax rate in a given financial statement period could be impacted if the company prevailed in matters for which reserves have been established, or was required to pay amounts in excess of established reserves.

In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of September 30, 2003, we had interest rate swap agreements with a group of banks having notional amounts totaling $55,000 and with various maturity dates through December 10, 2004. These agreements effectively fix our LIBOR rate for $40,000 and $15,000 of our Senior Credit Facility indebtedness at rates of 3.83% and 1.61%, respectively. Beginning on December 10, 2003, we have a no-cost collar agreement with a notional amount of $25,000 maturing on December 10, 2004. This collar agreement effectively fixes the LIBOR base rate for $25,000 of our Senior Credit Facility indebtedness at a maximum of 3.97% and allows for us to pay the market LIBOR from a floor of 2.34% to the maximum rate. If LIBOR falls below 2.34%, we are required to pay the floor rate of 2.34%. Beginning on December 31, 2003, we have an interest rate swap agreement with a notional amount of $25,000 maturing on December 29, 2006. This agreement effectively fixes the LIBOR base rate for $25,000 of our Senior Credit Facility indebtedness at 2.9%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

         Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $823 as of September 30, 2003 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

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

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

         Certain statements included in this form, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three and Nine Months Ended September 30, 2003 and September 28, 2002 - Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and - Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time Packaging Dynamics and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Packaging Dynamics believes that none of the matters which arose during the quarter, either individually or in the aggregate is material to Packaging Dynamics.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           Exhibit No.               Description

                             10.1 Amended and Restated Credit Agreement, dated September 29, 2003 among Packaging Dynamics Operating Company, Packaging Dynamics Corporation, each of the subsidiaries of Packaging Dynamics Operating Company, Bank of America, as Administrative Agent and L/C Issuer, National City Bank, as Syndication Agent, LaSalle Bank National
                                        Association, as Documentation Agent, and the Lenders party thereto

                             10.2 Deferred Compensation Agreement, dated August 14, 2003

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

                                      PACKAGING DYNAMICS CORPORATION

                                      By: /s/ HENRY C. NEWELL
                                          --------------------------------------
                                      HENRY C. NEWELL
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

November 13, 2003