Form 10-K
period 2003-12-31
PACKAGING DYNAMICS CORP
filed 2004-03-25
CIK 1171159

                                                                               .
                                                                               .
                                                                               .

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


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003     COMMISSION FILE NUMBER 000-49741
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

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2003 was $31.3 million, based on the closing price of $7.25 per share.

     At March 17, 2004, 9,681,504 shares of Common Stock, par value of $0.01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Company's Proxy Statement, which will be filed within 120 days after the close of
    the Company's fiscal year in connection with the 2004 Annual Meeting of
                               Stockholders, are
 incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this
                                   Form 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   47
Item 9A   Controls and Procedures.....................................   47

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   47
Item 13.  Certain Relationships and Related Transactions..............   48
Item 14.  Principal Accountant Fees and Services......................   48

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   48

                                     PART I

ITEM 1.  BUSINESS

ORGANIZATION AND STRUCTURE

     Packaging Dynamics Corporation (the "Company" or "Packaging Dynamics") is a Delaware corporation established as a holding company to own all of the interest in Packaging Dynamics Operating Company ("PDOC"). PDOC is a Delaware corporation which is the parent company of all our current operating subsidiaries. In this annual report, except where the context requires otherwise, the terms "we," "us" and "our" refer to Packaging Holdings, L.L.C. ("Packaging Holdings" or "PHLLC") and its subsidiaries for the periods as of and prior to the July 1, 2002 contribution of all of the Packaging Holdings limited liability company interests to Packaging Dynamics, and to Packaging Dynamics and its subsidiaries for the periods thereafter.

OVERVIEW

     Packaging Dynamics Corporation was formed in 1998 as part of a strategic plan to create a premier flexible packaging company that specialized in providing value-added packaging products for markets with attractive margins and growth rates. Today we are a converter of paper, foil and film into products that serve a wide variety of end use markets, operating six converting plants in five states and employing 940 people.

     In November 1998, we acquired the bag and sandwich wrap converting assets of Bagcraft Corporation of America, or BCA, with manufacturing plants located in Chicago, Illinois and Baxter Springs, Kansas and the Detroit paper mill assets of IPMC, Inc., a subsidiary of Ivex Packaging Corporation ("Ivex") located in Detroit, Michigan. We believed that this combination of assets would serve as a platform for sales and earnings growth, combining internal growth from product extensions and market penetration with external growth from strategic add-on acquisitions.

     In July 1999, we acquired International Converter, Inc. ("ICI"), a leading converter of aluminum foil and paper-based laminated products for food and industrial applications with plants located in Belpre and Caldwell, Ohio. ICI strengthened and broadened our existing product offering and market presence in the foodservice market and propelled us to a leadership position in the laminated foil market.

     In October 2002, we extended our market share in the quick service restaurant ("QSR") market by acquiring Wolf Packaging Inc. ("Wolf"), a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa and a significant supplier to several key accounts in the quick-service restaurant industry.

     In October 2003, the Company shut down the Detroit paper mill and exited the Specialty Paper operation.

     In December 2003, the Company acquired the net assets of the Iuka Lamination Division of Ormet Corporation ("Iuka") located in Iuka, Mississippi. Iuka has enhanced the company's capabilities to provide paper and foil laminated products for the food packaging, label stock and insulation markets.

MARKETS

     We serve numerous markets including foodservice, distribution, retail, supermarket, prepared food and several industrial markets. Within these markets, we provide products for a wide variety of end users, including QSR chains, food processors, bakeries, supermarkets, delicatessens and concessions. We believe that we have leading market share positions with each of our core products. These positions are the result of a continuous focus on product innovation and the building of a broad product portfolio and customer base. We have the opportunity to continue to grow these positions through a combination of geographic expansion, market growth and the addition of new products to our portfolio. Our ability to construct products from a variety of substrates either singularly, or in combination, allows us to meet a broad range of customer needs in today's rapidly changing food packaging market.

PRODUCTS

     We believe that we are a leading supplier of printed bags, fast food foil and paper sandwich wrap sheets, can liner, label stock, blister pack, pouch stock and insulation facing. We presently supply products to more than 1,000 customers, many of which are among the most well recognized names in our markets. We have developed a number of proprietary innovations including the Dubl-Wax bag, which was the first specialty-waxed bag serving the retail bakery industry, and the fog free window bag for hot item carry-outs. These products include "to go" packaging, coffee bags, coated foil, wax laminations and lidding products. We manufacture what we believe to be one of the most diversified lines of flexible packaging in the U.S. packaging industry, with over 300 different types of bags, sheets and laminated products. Our products are sold through distributors as well as directly to the end user, primarily in North America. We also produce a highly specialized insulation facing for the European market that is used in the production of foam insulation.

RESEARCH AND DEVELOPMENT

     We have significant resources fully dedicated to product development in bags (Chicago, Illinois) and foil-paper laminations (Caldwell, Ohio). We have a strong reputation in the market for creativity, new product innovation and responsiveness to our customers. Our development programs are customer driven and focused on specific customer product requests. Our product development personnel have many years of experience in the field, and we believe we have the broadest product development capability within the markets in which we compete. A key component of our value proposition is to provide "Innovative Solutions" for our customers.

CONVERTING CAPABILITIES

     We operate six converting facilities in five states (Ohio, Illinois, Iowa, Mississippi, and Kansas), providing national coverage across each of our product categories and markets. The manufacturing of our products involves conversion of raw materials, consisting of various types of paper, foil, inks, coatings and adhesives, into a variety of converted products for a wide range of flexible packaging end uses. Our converting capabilities include extensive expertise in the lamination of aluminum foil, film and paper, as well as in flexographic and gravure printing with both water and solvent based inks, slitting, sheeting and die cutting. We believe that our in-line printing and fabrication process enables us to produce food packaging bags and sheets more efficiently than our competitors who utilize multiple steps to manufacture a comparable product. We have continued to invest to improve quality, cost performance and productivity. Since 2002, we have installed five new bag machines which will lead to continued improvement in asset utilization, faster response times and a continued reduction in working capital. We expect to continue to invest in the capabilities of our converting assets to provide a long-term competitive advantage. New technology continues to offer attractive investment opportunities in all of our businesses.

COMPETITION

     We operate in markets that are highly competitive with substantial competition throughout each of our product lines from numerous competitors on both a national and regional basis. Many of these competitors are significantly smaller, privately-held companies but tend to have lower fixed costs and greater operating flexibility. There is also competition from alternative products to include plastic-, board-, paper- and foil-based converted products. In addition to price, competition is based increasingly on product quality, breadth of product offering, product innovation, supplier response time, and complete order fulfillment.

EMPLOYEES

     As of December 31, 2003, we employed approximately 940 people, 382 of whom are covered by collective bargaining agreements. Of our 382 unionized employees as of December 31, 2003, 66 employees are based in Belpre, Ohio and are represented by the United Steelworkers of America under a contract that expires in May 2005; 288 employees are based in Chicago, Illinois and are represented by the International Brotherhood of Teamsters Local 743 under a contract scheduled to expire in December 2005; and 28 employees are based in Iuka, Mississippi and are represented by the United Steelworkers of America under a contract that expires in

August 2007. There have been no interruptions or curtailments of our operations due to labor disputes since our inception, and we believe that relations with our employees are good; however, as these labor contracts expire, there can be no assurances that there will be no strikes, work stoppages or other labor disputes as we negotiate such contracts.

RAW MATERIALS

     Paper and aluminum foil have historically represented the largest portion of our raw materials. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by us tend to fluctuate with various economic factors which generally affect us and our competitors. The Company made a strategic decision to shut down the Detroit paper mill, which had provided approximately 45-50% of the paper we consumed. The Company has entered into supply arrangements that provide for both a secure supply of paper and the opportunity to continue to work to lower the cost of paper through lower basis weights, consolidation of grades and product development. The Company contracts to buy aluminum ingot, attempting to match purchases to contracted sales volume where possible. The Company locks in the cost of converting ingot to foil on an annual basis. The Company believes that its scale of purchases of both foil and paper provides it with a competitive advantage in the markets in which each competes. The availability of raw materials was adequate during 2003 although prices for aluminum foil and paper are volatile and may continue to fluctuate, in some instances adversely to us.

INTELLECTUAL PROPERTY

     We own a number of U.S. patents and trademarks that collectively are important to our business, but no single one of which is material to us. We believe that our intellectual property rights and licensing rights are adequate for our business and have an active program to maintain these rights.

CUSTOMERS, SALES AND BACKLOG

     We have relationships with numerous customers in each of our product categories. Although we do not currently have a single customer that accounts for 10% or more of our net sales, the loss of one or more of our largest customers, while not anticipated, could have a material adverse effect on our financial condition or results of operations. In general, we believe that the backlog of orders is not material to an understanding of our business.

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

     Our manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable. From time to time, we are involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. We believe that we are in material compliance with applicable environmental regulations and do not believe that costs of compliance, if any, will have a material adverse effect on our financial condition, results of operation, or liquidity. In 2004 we will have additional costs related to our ongoing program to clear the site, recover assets and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

     The Company is a flexible packaging converter supplying products to multiple markets that include food service, consumer products, bakery, supermarket, distribution and certain industrial markets. In 2003, the Company operated within, and sold to customers throughout, the U.S., Canada and Europe historically in two industry segments -- converting operations and specialty paper. The converting operations segment is a converter of paper, film and foil for use in a wide variety of markets. The specialty paper segment manufactured numerous grades of paper and was exited during 2003 with the shutdown of the Detroit paper mill.

MERGER AND DISTRIBUTION

     On March 18, 2002, the board of directors of Ivex approved a merger agreement providing for the merger with Ivex of a wholly-owned subsidiary of Alcoa Inc. ("Alcoa"). As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings. To facilitate the distribution, Ivex formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed its shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger. The consolidated financial statements of Packaging Dynamics presented herein include the results of consolidated operations, financial position and cash flows of Packaging Holdings.

     Also in connection with the merger and distribution, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock of Packaging Dynamics; the $12,500 12% subordinated note payable to Ivex, plus accreted interest, totaling approximately $19,238 was canceled; and a consulting agreement with Ivex was canceled. The impact of the distribution is reflected on the Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) as formation of Packaging Dynamics Corporation. The impact on Stockholders' Equity of the distribution includes (i) an increase of $19,238 resulting from the cancellation of the $12,500 12% subordinated note payable to Ivex; (ii) a decrease of $9,200 resulting from additional deferred tax liabilities due to Packaging Dynamics' C-corporation status; (iii) an increase of $423 resulting from the repayment of certain advances and obligations of members of Packaging Holdings; and (iv) a decrease of $366 resulting from expenses associated with the transaction. In the preceding discussion, dollar amounts are stated in thousands.

     On July 1, 2002, the Company issued 9,437,750 shares of common stock in connection with the merger and distribution. Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

     In September 2003, in conjunction with the refinancing of our senior credit facility, we merged Packaging Holdings with Packaging Dynamics, L.L.C., a Delaware limited liability company and parent company of all our operating subsidiaries and of which Packaging Holdings was a sole member, and converted the surviving limited liability company into a Delaware corporation which we named Packaging Dynamics Operating Company.

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

  OWNED FACILITIES

LOCATION                             SQUARE FEET              PRINCIPAL USE
--------                             -----------              -------------
Chicago, Illinois..................    148,000     Office, Manufacturing and Warehouse
Baxter Springs, Kansas.............    265,000     Office, Manufacturing and Warehouse
Caldwell, Ohio.....................    117,000     Office, Manufacturing and Warehouse
Belpre, Ohio.......................     81,000     Office, Manufacturing and Warehouse
Detroit, Michigan..................    255,000     Office, Manufacturing and Warehouse

  LEASED FACILITIES

LOCATION                             SQUARE FEET              PRINCIPAL USE
--------                             -----------              -------------
Chicago, Illinois(1)...............    65,000      Office, Warehouse
Fort Madison, Iowa(2)..............    58,000      Office, Manufacturing and Warehouse
Iuka, Mississippi(3)...............    90,000      Office, Manufacturing and Warehouse

---------------

(1) Lease expires in 2026, subject to termination at our election in 2006, and from time to time thereafter, upon specified notice.

(2) Lease expires in 2009, subject to our right to extend the lease for two successive five-year periods upon our written notice to the lessor.

(3) Sublease expires in 2004, subject to our right to extend the lease for 54 consecutive annual renewal terms of one (1) year each through September 30, 2058 and one (1) final automatic renewal term of nine (9) years ending September 30, 2067.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 2003.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the name, age, positions and offices held (as of the date hereof) and a brief account of the business experience for each executive officer of the Company.

NAME                             AGE                       INFORMATION
----                             ---                       -----------
Frank V. Tannura...............  47    Mr. Tannura has served as the Chairman of Packaging
                                       Dynamics since July 1, 2002, a Director of the
                                       Company since March 2002 and as a member of the
                                       Packaging Holdings management committee since
                                       November 1998. Prior to July 2002 Mr. Tannura was a
                                       Director, Executive Vice President and the Chief
                                       Financial Officer of Ivex.
Phillip D. Harris..............  60    Mr. Harris has served as a Director, the President
                                       and Chief Executive Officer of Packaging Dynamics
                                       since March 2002 and has held those offices with
                                       Packaging Holdings since January 2001. Prior to his
                                       employment with us, Mr. Harris was Vice President of
                                       Operations for Fort James Corporation, a consumer
                                       tissue products manufacturer, from 1993 to 2001.
Henry C. Newell................  46    Mr. Newell has served as Vice President and Chief
                                       Financial Officer of Packaging Dynamics since
                                       January 2003. Prior to his employment with us, Mr.
                                       Newell was Director, Project Management at Georgia
                                       Pacific Corporation from 2001 to 2002 and held
                                       general management and controller positions with
                                       Fort James Corporation from 1995 to 2001.
Randy L. Van Antwerp...........  52    Mr. Van Antwerp has served as Vice President and
                                       General Manager -- Food Packaging since January 2002
                                       and as Vice President of Sales and Marketing of the
                                       Bagcraft division since January 2001. Prior to
                                       joining Packaging Holdings in 2001, Mr. Van Antwerp
                                       served as General Manager of Georgia Pacific
                                       Corporation's Dixie Food Wrap business.
Jeremy S. Lawrence.............  53    Mr. Lawrence has served as Vice President and
                                       General Manager -- Specialty Laminations since
                                       October 2001. He joined Packaging Holdings in August
                                       2000 as Vice President of Human Resources. Mr.
                                       Lawrence served as Vice President -- Human Resources
                                       for Ivex from 1991 to July 2000.
Thomas J. Wolf.................  57    Mr. Wolf has served as Vice President of Business
                                       Development since October 2002. Previously, he was
                                       President of Wolf Packaging Inc., which he founded
                                       in 1990. He has worked in the foodservice packaging
                                       industry since 1976.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ, under the ticker symbol PKDY. The high and low sales prices for the common stock by quarter during 2003 and 2002 as reported by the NASDAQ are shown below.

                                                                  PRICES
                                                              --------------
QUARTERS ENDED                                                 HIGH     LOW
--------------                                                ------   -----
12/31/03....................................................  $12.24   $8.14
09/30/03....................................................  $ 8.69   $6.68
06/30/03....................................................  $ 7.81   $5.29
03/31/03....................................................  $ 6.90   $5.75
12/31/02....................................................  $ 6.60   $5.24
09/28/02....................................................  $ 7.20   $5.10

     The approximate number of shareholders of record of our common stock as of March 17, 2004 was 441 holders. On January 6, 2004 the Company paid a $0.05 cash dividend per share of common stock to shareholders of record as of December 15, 2003. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon the financial condition, capital requirements and our earnings as well as other factors that our Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated balance sheet data as of December 31, 2003 and 2002 and the selected consolidated statement of operations data for each of the three years ended December 31, 2003, 2002 and 2001 for Packaging Dynamics Corporation have been derived from audited consolidated financial statements included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2001, 2000, and 1999 and the selected consolidated statement of operations data for the years ended December 31, 2000 and 1999 for Packaging Dynamics Corporation have been derived from audited consolidated financial statements not included in this annual report.

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

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 2003       2002       2001       2000       1999
                                               --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:(1)
Net sales....................................  $243,444   $237,430   $212,900   $201,634   $176,968
Cost of sales................................   209,472    207,336    185,964    175,482    149,694
Operating expenses...........................    16,193     18,144     12,994     20,355     16,945
Income from operations.......................    17,779     11,950     13,942      5,797     10,329
Interest expense.............................     5,674      5,982      9,350     10,114      8,000
Income (loss) before income taxes............    12,105      5,968      4,592     (4,317)     2,329
Income tax provision (benefit)(2)............     4,736      2,521        603       (838)       100
Income (loss) from continuing operations.....     7,369      3,447      3,989     (3,479)     2,229
Income (loss) from discontinued operations...   (22,089)    (2,516)    (1,645)    (1,721)     1,451
Net Income (loss)............................   (14,720)       931      2,344     (5,200)     3,680
BALANCE SHEET DATA (END OF PERIOD):
Total assets.................................   138,659    166,355    160,010    169,901    176,764
Total liabilities............................   107,269    120,648    126,013    137,421    139,084
Long-term debt, including note payable to
  related party..............................    66,700     67,710     94,962    100,536    110,746
Stockholders' equity/Members' equity.........    31,390     45,707     33,997     32,480     37,680

---------------

(1) The financial data of Packaging Dynamics Corporation include the acquisition of the net assets of Iuka, as of December 5, 2003, Wolf, as of October 23, 2002, and ICI as of July 14, 1999.

(2) Prior to July 1, 2002, for income tax purposes, Packaging Holdings' federal and state taxable income, other than income generated by ICI, was reported by its members on their income tax returns as if the company were a partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion including the Summary and Outlook should be read in conjunction with our financial statements and accompanying notes thereto, and the other financial information included elsewhere in this annual report. This discussion contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. In the discussion that follows, dollar amounts other than per share data are stated in thousands.

     In 2003, the Company began reporting its financial results in two segments. The Converting Operations segment included all the converting operations of the Company. The Specialty Paper segment included the Detroit Paper mill operation. With the shutdown of the Detroit paper mill, the Specialty Paper segment is now reported as a discontinued operation and the Converting Operations segment now represents the Company's continuing operations.

SUMMARY AND OUTLOOK

     2003 was Packaging Dynamics' first full year as a public company. During 2003, we successfully integrated the acquisition of Wolf; made a strategic decision to exit the Specialty Paper operation and shut down the Detroit paper mill in the fourth quarter; successfully refinanced the senior credit facility; declared the first quarterly cash dividend in the history of the Company; and completed the acquisition of the net assets of the Iuka Lamination Division of Ormet Corporation in the fourth quarter.

     We start 2004 a much different company than we did in 2003. The shutdown of the Detroit paper mill will allow management to sharpen its focus on expanding sales and profits in our core converting products. The Company will continue to grow the top line from both internal growth and targeted acquisitions. Operating margins continued to improve in 2003. In 2004, we will see upward pressure on raw material costs in both aluminum foil and paper as the underlying cost of ingot and pulp trend up, but as a result of the investments in productivity improvements and the opportunities around sourcing paper, we believe that we will be able to continue the same rate of operating margin improvement in 2004.

FINANCIAL PERFORMANCE

  NET SALES

     Net sales grew 2.5% to $243,444 in 2003. Reflected in the results for 2003 is the impact of shifts from foil to paper products by several customers in our foodservice markets and the strategic exit of certain products and customers in our distribution and retail markets, which were offset by increased sales volume related to the Wolf acquisition. The flexibility to shift products between various substrates, such as paper, foil, and film, is a strength for the Company. The Company maintained or improved its position on most major contracts in 2003. The Company believes it is well positioned to respond to our customers as they introduce new menu items in response to the increasing focus on nutrition of their customers.

     Net sales increased 11.5% during the year ended December 31, 2002 over net sales during the corresponding period in 2001. The increase resulted primarily from additional volume associated with promotional business of higher sales price foil-based sandwich wrap products with major quick service restaurants and the acquisition of Wolf during the fourth quarter of 2002. Overall, net sales of food packaging products increased $28,528 during 2002 compared to the prior year.

  GROSS PROFIT

     Gross profit increased 12.9% from $30,094 to $33,972 in 2003 compared to the corresponding period in the prior year with gross profit margin at 14% which was 10.2% higher than 2002. The improved margin reflects the ongoing impact of our productivity investments in converting equipment; lower manufacturing overhead as we continue to reduce overall staffing levels; and improving product mix as we exit unprofitable products and customers. Raw material and energy costs had no material impact on 2003 gross profit compared to 2002.

     Gross profit increased 11.7% during 2002 compared to 2001 primarily as a result of increased sales volume. Gross profit margin remained constant at 12.7% during 2002. The gross profit margin was favorably impacted by the product mix as well as lower raw material and energy costs offset by increased competitive pricing in the marketplace, primarily for specialty paper.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $1,392 or 8.6% during the year ended December 31, 2003 compared to the corresponding period in 2002. As a percentage of net sales, selling and administrative expenses decreased to 6.1% during 2003 compared to 6.8% in 2002. Excluding the effect of long-term incentive compensation expenses in 2002 discussed below, selling, general and administrative expenses increased in 2003 compared to 2002. This was primarily due to the acquisition of Wolf, costs of realigning the finance and information technology groups and the incremental expense associated with a full year operating as a public company in 2003.

     Selling, general and administrative expenses increased $4,596 or 39.9%, during 2002 compared to 2001. As a percentage of net sales, selling, general and administrative expenses increased to 6.8% during 2002 compared to 5.4% during 2001. The increase resulted primarily from long-term incentive compensation expense discussed below, higher selling expenses associated with the sales and marketing efforts and increased insurance costs. On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 Long Tem Incentive Compensation Plan (the "2001 LTIP"), stock options for the purchase of an aggregate of 814,787 shares of its common stock under the 2002 Long Term Incentive Stock Plan. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,622 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options we have the right to repurchase an executive's options if he terminates employment before the end of the three-year period. We recorded a non-cash compensation charge of $2,667 for the twelve months ended December 31, 2002 related to these management incentive plans. For the twelve months ended December 31, 2003 and 2001, we recorded no expense related to this plan. During 2003, 56,304 of these options were canceled and 7,274 were exercised. As of December 31, 2003, 667,044 of these options remain outstanding.

  DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization of intangibles increased $138, or 27.3%, during 2003 compared to 2002. The increase was due to amortization of non-compete agreements related to the Wolf acquisition.

     Depreciation and amortization decreased $821, or 61.9%, during 2002 compared to 2001. The decrease primarily results from the elimination of goodwill amortization during 2002, partially offset by the amortization of certain intangibles associated with the Wolf acquisition. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. The application of this statement resulted in the reduction of goodwill amortization of $930 for the year ended December 31, 2002 compared to the corresponding period in 2001.

  ASSET SALES AND DISPOSALS

     We continue our efforts to upgrade the capabilities of our manufacturing operations. During 2003 and 2002, we idled certain converting equipment in our Chicago, Illinois and Baxter Springs, Kansas manufacturing facilities due to the purchase of five new bag machines in 2003. The new bag machines have improved productivity on several product categories. These manufacturing improvements and certain other productivity improvements resulted in a loss in 2003 and 2002 of $813 and $1,510, respectively, on the sale or disposal of the equipment.

  AMERISERVE BAD DEBT PROVISION

     Ameriserve began to experience cash flow problems during late 1999 and filed for bankruptcy in January 2000. We recorded a bad debt provision during 2000 of $3,420 for all of the Ameriserve receivables that became uncollectible in connection with the bankruptcy. During 2001, we settled certain preferential payment claims for $135.

  INCOME FROM OPERATIONS

     Income from operations and operating margin were $17,779 and 7.3%, respectively, during 2003 compared to income from operations and operating margin of $11,950 and 5.0%, respectively, during 2002. Excluding the assets sale and disposal charges in both 2002 and 2003, and the long-term incentive compensation charge in 2002 income from operations for 2003 was $18,592 and operating margin was 7.6% and for 2002 was $16,127 and 6.8%, respectively. The improvement in operating income and margins from 2002 to 2003 reflects the ongoing impact of investments in converting assets, reduced manufacturing overhead, improving raw material costs and sales mix.

     Income from operations and operating margin were $11,950 and 5.0%, respectively, during 2002, compared to $13,942 and 6.5%, respectively, during 2001. The decrease in operating income from 2001 to 2002 resulted primarily from the increased operating expenses including the asset sales and disposals and long-term incentive compensation charge, partially offset by the elimination of amortization of goodwill. Excluding the asset sales and disposals and long-term incentive compensation charge during 2002 and the Ameriserve bad debt provision and amortization of goodwill during 2001, income from operations and operating margins were $16,127 and 6.8%, respectively, during 2002 and $15,007 and 7.0%, respectively, during 2001. An increase in gross profit of $3,158 in 2002 compared to 2001 was more than offset by the $2,667 compensation expense and the $1,510 loss on sale and disposal of assets recorded in 2002.

  INTEREST EXPENSE

     Interest expense during 2003 was $5,674 compared to $5,982 during the same period in 2002. The decrease in interest expense in 2003 compared to 2002 resulted primarily from decreased average outstanding indebtedness as a result of reductions in working capital and the forgiveness of the 12% Promissory Note payable to Ivex. The average interest rates on borrowings were approximately 6.21% and 7.60% for the years ended December 31, 2003 and 2002, respectively.

     Interest expense during 2002 was $5,982 compared to $9,350 during 2001. The decrease in interest expense in 2002 compared to 2001 resulted primarily from decreased interest rates and average outstanding indebtedness as a result of reductions in working capital and the forgiveness of the 12% Promissory Note payable to Ivex. The average interest rates on borrowings were approximately 7.60% and 9.60% for the years ended December 31, 2002 and 2001, respectively. The paid-in-kind interest expense on the 12% Promissory Note was $871 in 2002 compared with $1,688 in 2001, reflecting the cancellation of the 12% Promissory Note payable to Ivex as of July 1, 2002.

  INCOME TAXES

     The Company recorded income tax expense of $4,736 in 2003 compared to $2,521 in 2002. The Company's effective tax rate on income from continuing operations is 39.1% and 42.2% for 2003 and 2002, respectively.

     To facilitate the distribution on July 1, 2002, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock. Prior to the distribution, the members of Packaging Holdings reported federal and state taxable income on their income tax returns as if it were a partnership. ICI has remained a taxable C-corporation from the time we acquired it in July 1999 through the date of the distribution. The income tax provision for 2002 was $2,521 compared to $603 in 2001. The increase in income tax provision was primarily associated with our change in filing status.

  INCOME FROM CONTINUING OPERATIONS

     Net Income from Continuing Operations was $7,369, $3,447 and $3,989 for 2003, 2002 and 2001, respectively. The increase in 2003 as compared to 2002 was primarily due to compensation expense of $2,667 recorded in 2002 as well as productivity improvements in 2003. In addition, loss on asset sales and disposals decreased $697 in 2003 compared to 2002.

     An increase in gross profit of $3,158 in 2002 compared to 2001 was more than offset by the $2,667 compensation expense and the $1,510 loss on sale and disposal of assets recorded in 2002.

  DISCONTINUED OPERATIONS

     In the third quarter of 2003 the Company made the strategic decision to exit the Specialty Paper segment and shut down the Detroit paper mill which, prior to its closure, produced approximately 55,000 tons of paper annually and employed approximately 148 people. The mill's paper machines were relatively narrow, slow and limited in capability which made it difficult to compete in a market with overcapacity.

     The results of operations for the Specialty Paper segment, including the charges discussed below, are classified as discontinued operations in the Company's consolidated financial statements for all periods presented. In connection with the exit from Specialty Paper, the Company recorded a $22,094 ($13,367 after tax) asset impairment charge and a $2,800 ($1,694 after tax) severance charge in the third quarter of 2003. In the fourth quarter of 2003, the Company recorded an additional charge of $1,965 ($1,189 after tax) primarily related to the write-down of parts and supplies inventories, the write-down of other current assets and for employee outplacement services, and a charge of $816 ($495 after tax) for pension liability.

     The exit from the Specialty Paper segment resulted in a $1,298 reduction in working capital (defined as trade receivables plus inventories less trade payables) and a $14,422 tax benefit related to operating losses, including the charges discussed above. In 2004 we will have additional costs related to our ongoing program to clear the site, recover assets and dispose of the Detroit property. Although the total amount of such costs are not currently estimable, we believe that the cash impact of the exit from Specialty Paper in 2004 will be neutral for Packaging Dynamics. In addition, our new paper supplier relationships are working well and should contribute to further margin improvement through waste reduction, grade consolidation and raw material cost stability in our continuing operations.

  EBITDA AND ADJUSTED EBITDA

     In addition to financial results determined in accordance with generally accepted accounting principles ("GAAP"), Packaging Dynamics utilizes non-GAAP financial measures (within the meaning of Regulation G promulgated by the Securities and Exchange Commission). For purposes of Regulation G, a non-GAAP financial measure is a numerical measure of a company's historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the Company; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. These measures should be considered in addition to results prepared in accordance with GAAP, but are not a substitute for or superior to GAAP results. Non-GAAP financial measures are used because management believes this information provides investors useful information in evaluating the results of the continuing operations and believes that this information provides the users of the financial statements a valuable insight into the operating results given the restructuring of Packaging Dynamics and distribution by Ivex of its ownership interest in Packaging Dynamics in 2002. The non-GAAP measure of adjusted EBITDA is presented to supplement the consolidated financial statements in accordance with GAAP. The Company defines EBITDA as earnings from operations plus depreciation and amortization. Specifically, management believes that adjusted EBITDA is of interest to its investors and lenders in relation to its debt covenants, as certain of its debt covenants include this adjusted EBITDA as a performance measure. Refer to Liquidity and Capital Resources for additional disclosure of these debt covenants.

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

     Adjusted EBITDA for the years ended December 31, 2003, 2002 and 2001 is computed as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Income from continuing operations.......................  $ 7,369   $ 3,447   $ 3,989
Income tax provision....................................    4,736     2,521       603
Interest expense........................................    5,674     5,982     9,350
Depreciation and amortization...........................    5,542     5,570     6,169
                                                          -------   -------   -------
     EBITDA.............................................   23,321    17,520    20,111
Non-recurring and unusual items:
  Long-term incentive compensation expense..............       --     2,667        --
  Asset sales and disposals.............................      813     1,510        --
  Ameriserve bad debt provision.........................       --        --       135
                                                          -------   -------   -------
Adjusted EBITDA.........................................  $24,134   $21,697   $20,246
                                                          =======   =======   =======

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. A summary of the Company's significant accounting policies is included in Note 2 to the Company's annual consolidated financial statements. Certain of the Company's accounting policies are considered critical, as these policies are the most important to the depiction of the Company's financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Estimation methodologies are applied consistently from year to year. The following is a summary of accounting policies management considers critical to the Company's consolidated financial statements. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosures relating to it in this Management's Discussion and Analysis.

  REVENUE RECOGNITION

     The Company recognizes revenue at the time title transfers to the customer (generally upon shipment of products). Our revenue recognition policies are in accordance with Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition in Financial Statements." Shipping and handling costs are included as a component of cost of goods sold. Credit memos are recorded as a reduction of revenue.

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

     We record an allowance for doubtful accounts as an estimate of the inability of our customers to make their required payments. We determine the amount of our allowance for doubtful accounts by looking at a variety of factors. First we examine an aging of the accounts receivable. The aging lists past due amounts according to invoice terms. In addition, we consider the current economic environment, the credit rating of the customers and general overall market conditions.

     If we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. Please refer to page 56 in this Form 10-K (Schedule
II -- Valuation and Qualifying Accounts) for activity in the allowance for doubtful accounts over the past three years.

     We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but the largest potential customer balance at any one time would not exceed $2.0 million.

  LONG-LIVED ASSETS

     Long-lived assets, including property, plant and equipment and intangibles with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in accordance with SFAS 144. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

  IMPAIRMENT OF GOODWILL

     In accordance with SFAS 142, we evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. SFAS 142 requires that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the "implied fair value" of reporting unit goodwill.

     As discussed in the notes to the financial statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $43,724 is shown on our balance sheet as of December 31, 2003.

     We believe that the accounting estimate related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about the future cash flows for each reporting unit over several years in the future, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management's assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

     In estimating future cash flows, we use internally generated budgets reviewed by management. We develop our budgets based upon recent sales trends, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a projection of cash flows is made based upon expected sales growth rates and capital and working capital requirements based upon historical needs.

     We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow had been 40% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill.

  STOCK-BASED COMPENSATION

     We follow APB No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and the related Interpretations in accounting for our stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25, defines a "fair value based method" of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the "intrinsic value based method" prescribed in APB No. 25.

     We believe that applying the intrinsic value based method of accounting for stock options prescribed by APB No. 25 is a critical accounting policy because application of SFAS No. 123 would require us to estimate the fair value of employee stock options at the date of the grant and record an expense in the income statement over the vesting period for the fair value calculated, thus reducing net income and earnings per share.

     We have no immediate plans at this time to voluntarily change our accounting policy to the fair value based method; however, we continue to evaluate this alternative. In accordance with SFAS No. 123, we have been disclosing in the Notes to the Consolidated Financial Statements the impact on our net income and earnings per share had we adopted the fair value based method. If we had adopted the fair value based method in 2003, our net loss would have been $510 higher than reported or approximately $.05 diluted loss per share higher than reported. If we had applied the fair value based method and recorded the additional after-tax expense of $510, it would not have affected our liquidity and capital resources because, in spite of the additional expense, we would have been within the terms of our debt covenants.

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

     In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. No valuation allowance is considered necessary as of December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, we had cash and cash equivalents of $453, and $35,590 was available under the revolving portion of the Senior Credit Facility, after taking into account $1,210 in letter of credits outstanding. Our working capital at December 31, 2003 was $12,819.

     Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund principal short-term and long-term cash requirements.

     During the third quarter of 2003, the Company refinanced its Senior Credit Facility. The new credit facility provides for a Term A Loan and Term B Loan totaling $70,000 and a $40,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. As of December 31, 2003, the Term A Loan had a balance of $29,000 and will mature in 2008. The required aggregate annual payments, payable in equal quarterly installments total $4,250, $5,250 $6,250, $7,250 and $6,000 in years 2004 through 2008, respectively. As of December 31, 2003, the Term B Loan had a balance of $39,750 and will mature in 2009. The aggregate annual payments, payable in equal quarterly installments, total $1,000 in years 2004 through 2008 and $34,750 in 2009. The revolver had a balance of $3,200 as of December 31, 2003.

     Loans under the Senior Credit Facility are designated from time to time, at our election, either (1) as Eurodollar Rate Loans, which bear interest at a rate based on the London Interbank Offered Rate, or LIBOR, adjusted for regulatory reserve requirements, or (2) as Base Rate Loans, which bear interest at a rate based on the Federal Funds rate or the prime rate. The interest rate on Eurodollar Rate Loans is equal to LIBOR plus an applicable percentage that varies with the leverage ratio of the Company and its consolidated subsidiaries. The interest rate on Base Rate Loans is equal to a base rate equal to the greater of (1) the Federal Funds rate plus 1/2 of 1% or (2) the prime rate, plus an applicable percentage that varies with the leverage ratio of the Company and its consolidated subsidiaries.

     Accordingly, Tranche A Term Loans and revolving loans bear interest at rates of up to 2.25% plus the base rate, in the case of Base Rate Loans, and up to 3.25% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term Loans bear interest at rates of 2.5% plus the base rate, in the case of Base Rate Loans, and 3.5% plus LIBOR, in the case of Eurodollar Loans.

     At December 31, 2003, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.0% plus LIBOR (1.15%) and 3.5% plus LIBOR (1.15%), respectively, compared with 2.75% plus LIBOR (1.42%) and 3.75% plus LIBOR (1.42%), respectively, at December 31, 2002. As of December 31, 2003, we had interest rate swap agreements with a group of banks having notional amounts totaling $50,000 and with various maturity dates. These agreements effectively fix our LIBOR rate for $25,000 and $25,000 of our Senior Credit Facility indebtedness at rates of 3.97% and 2.91%, respectively.

     Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

     Under the Senior Credit Facility, we are required to comply on a quarterly basis with the following four financial covenants:

     - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 4.5 to 1 at December 31, 2003 to 4 to 1;

     - under the senior leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt (other than subordinated debt) of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 3.5 to 1 at December 31, 2003 to 3 to 1;

     - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments of the Company and its consolidated subsidiaries must be equal to or greater than certain levels increasing from 1.1 to 1 at December 31, 2003 to 1.2 to 1; and

     - under the net worth covenant, Packaging Dynamics consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended December 31, 2003 and (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics.

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

     The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires PDOC to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of December 31, 2003, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($71,950 as of December 31, 2003) and foreclosure on the collateral securing those obligations.

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

     We have outstanding obligations under debt agreements with the U.S. Department of Housing and Urban Development, or HUD, in the form of promissory notes payable to the City of Baxter Springs. This loan was refinanced in the third quarter of 2003. The remaining unpaid principal of these notes as of December 31, 2003 was $700 and bear interest at 1.21%, as determined by HUD, and interest is payable on a semi-annual basis. These notes are payable in annual installments of $700 through August 2004. Borrowings are collateralized by a first lien on the land and building at our Baxter Springs, Kansas production facility and by a second lien on specified machinery and equipment. Under specified circumstances, repayment of the borrowings is subordinated to the repayment of obligations under the senior credit facility.

     To reduce the impact of changes in interest rates on our variable rate debt, the Company has entered into interest rate derivative instruments, which are discussed in "Quantitative and Qualitative Disclosures About Market Risk".

     We made capital expenditures in continuing operations of $6,272, $2,265 and $1,422 in 2003, 2002 and 2001, respectively. The increase in capital expenditures during 2003 compared to 2002 resulted primarily from expenditures made for five new bag machines totaling $2,842, increased investment in our IT infrastructure and continuing upgrades to our manufacturing facilities. At December 31, 2003, we have capital projects ongoing at all converting locations.

     On October 23, 2002, the Company acquired the outstanding common stock of Wolf for the issuance of 166,667 shares of our common stock with a market value of $984 and cash of $9,275 (including the repayment of certain indebtedness and payment of costs related to the acquisition). Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa. Wolf is a significant supplier to the quick-service restaurant industry and generated annual revenues of approximately $23,000 during 2002. The acquisition was funded substantially with cash flows from operations.

     On December 4, 2003, the Company acquired the net assets of the Iuka Lamination Division of Ormet Corporation. The Iuka Lamination Division consists of a single converting plant located in Iuka, Mississippi which produces laminated foil products for the insulation, food packaging and label stock markets. The business generated net sales of approximately $18,000 during 2003 and the purchase price was approximately $5,000. The acquisition is not considered significant and thus no pro forma financial information has been presented.

     Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 6 -- Long-Term Debt and
Note 11 -- Commitments and Contingencies to the consolidated financial statements. A summary of significant contractual obligations as of December 31, 2003 is included as follows:

                                         LONG-TERM     OPERATING      CAPITAL
                                            DEBT         LEASE         LEASE
                                         MATURITIES   COMMITMENTS   COMMITMENTS    TOTAL
                                         ----------   -----------   -----------   -------
2004...................................   $ 5,950       $1,460         $ 90       $ 7,500
2005...................................     6,250          987           90         7,327
2006...................................     7,250          867           90         8,207
2007...................................     8,250          538           90         8,878
2008...................................    10,200          468           68        10,736
Thereafter.............................    34,750        3,909           --        38,659
                                          -------       ------         ----       -------
Total..................................   $72,650       $8,229         $428       $81,307
                                          =======       ======         ====       =======

     The Company does not have long-term supply agreements or capital commitments in addition to those discussed above.

     The 12% Promissory Note was payable to Ivex, which held an ownership interest in Packaging Holdings prior to the distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings. The 12% Promissory Note was canceled in connection with the distribution. Pursuant to a consulting agreement, we paid Ivex a fixed annual consulting fee for services rendered to us by Ivex. During 2003, 2002 and 2001, we recorded consulting fee expense of zero, $250 and $500 related to this agreement. The consulting agreement was terminated in connection with the distribution.

     In October 2003, the company announced the payment of a cash dividend of $0.05 per common share. The dividend was paid on January 6, 2004 to shareholders of record as of December 15, 2003. The total dividend paid was $484.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liability and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The provisions of FIN 46R are effective immediately for those variable interest entities created after January 31, 2003. In October 2003, the FASB delayed the implementation of FIN 46R until the first quarter beginning after December 15, 2003 for all entities acquired before February 1, 2003. We do not have any investments in variable interest entities.

     In December 2003, the Office of the Chief Accountant and Division of Corporation Finance of the U.S. Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates portions of the interpretive guidance included in Topic 13 of the codification of SABs in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 is effective immediately. As there are no new revenue recognition concepts or interpretations included in this SAB and our results of operations incorporate previous SAB guidance and U.S. generally accepted accounting principles on this topic, there is no impact on our financial statements as a result of SAB 104.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We currently do not have any of those instruments.

     During 2002, the Financial Accounting Standards Board finalized SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company applied the provisions of SFAS 146 to exit or disposal activities in 2003.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002," which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 with early application encouraged. We adopted SFAS No. 145 effective January 1, 2003. Adoption did not have a material effect on our consolidated financial position or cash flows.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 effective January 1, 2003. Adoption did not have a material effect on our consolidated financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of December 31, 2003, we had interest rate swap agreements with a group of banks having notional amounts totaling $50,000 with various maturity dates through December 10, 2006. Beginning on December 10, 2003, we have a no cost collar agreement with a notional amount of $25,000 maturing on December 10, 2004. This collar agreement effectively fixes the LIBOR base rate for $25,000 of our Senior Credit Facility indebtedness at a maximum of 3.97% and allow for us to pay the market LIBOR from a floor of 2.34% to the maximum rate. Effective December 31, 2003, the Company has an interest rate swap agreement effectively fixing our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. If LIBOR falls below 2.34%, we are required to pay the floor rate of 2.34%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

     Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $394 as of December 31, 2003 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

     Substantially all of our sales, including export sales, are denominated in United States Dollars in order to reduce our exposure to changes in foreign currency exchange rates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this annual report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- For the Twelve Months Ended December 31, 2003, 2002 and 2001 -- Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and -- Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)(1) The following financial statements of Packaging Dynamics are included on pages 23 to 46.

     - Report of Independent Auditors

     - Consolidated Balance Sheets at December 31, 2003 and 2002

     - Consolidated Statements of Operations for the Years ended December 31, 2003, 2002 and 2001

     - Consolidated Statements of Changes in Stockholders' Equity/Members' Equity and Other Comprehensive Income (Loss) for the Years ended December 31, 2003, 2002 and 2001

     - Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001

     - Notes to the Consolidated Financial Statements

     (a)(2) Financial Statement Schedules for the Year ended December 31, 2003 are included on pages 52 to 56.

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Packaging Dynamics Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Packaging Dynamics Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

-s- PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 12, 2004

                         PACKAGING DYNAMICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $    453       $  1,864
  Accounts receivable trade (net of allowance for doubtful
    accounts of $375 and $609, respectively)................      24,751         22,640
  Inventories...............................................      21,740         28,257
  Prepaid expenses and other current assets.................       2,567          3,995
                                                                --------       --------
       Total current assets.................................      49,511         56,756
                                                                --------       --------
Property, Plant and Equipment:
  Buildings and improvements................................      19,356         24,071
  Machinery and equipment...................................      46,699         64,440
  Projects in progress......................................         271          1,290
                                                                --------       --------
                                                                  66,326         89,801
  Less -- accumulated depreciation..........................     (23,582)       (26,476)
                                                                --------       --------
                                                                  42,744         63,325
  Land......................................................         861          1,276
                                                                --------       --------
       Total property, plant and equipment..................      43,605         64,601
                                                                --------       --------
Other Assets:
  Goodwill..................................................      43,724         42,771
  Intangibles and other assets, net of accumulated
    amortization............................................       1,819          2,227
                                                                --------       --------
       Total other assets...................................      45,543         44,998
                                                                --------       --------
         Total Assets.......................................    $138,659       $166,355
                                                                ========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................    $  5,950       $  7,420
  Cash overdraft............................................       7,311          9,869
  Accounts payable..........................................      13,074         13,430
  Accrued salary and wages..................................       4,081          2,627
  Other accrued liabilities.................................       6,276          6,433
                                                                --------       --------
       Total current liabilities............................      36,692         39,779
Long-Term Debt..............................................      66,700         67,710
Other Liabilities...........................................       2,692          2,736
Deferred Income Taxes.......................................       1,185         10,423
                                                                --------       --------
         Total Liabilities..................................     107,269        120,648
                                                                --------       --------
Commitments and Contingencies (Note 11).....................          --             --
Stockholders' Equity/Members' Equity:
  Preferred stock, $.01 par value -- 5,000,000 shares
    authorized; no shares issued or outstanding.............          --             --
  Common stock, $.01 par value -- 40,000,000 shares
    authorized; 9,681,504 and 9,618,767 shares issued and
    outstanding, respectively...............................          97             96
  Paid in capital in excess of par value....................      46,003         45,560
  Other comprehensive income (loss).........................         190           (253)
  Retained earnings (accumulated deficit)...................     (14,900)           304
                                                                --------       --------
    Total stockholders' equity/members' equity..............      31,390         45,707
                                                                --------       --------
       Total Liabilities and Stockholders' Equity/Members'
       Equity...............................................    $138,659       $166,355
                                                                ========       ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2003        2002       2001
                                                              ----------   --------   --------
Net sales...................................................  $  243,444   $237,430   $212,900
Cost of goods sold..........................................     209,472    207,336    185,964
                                                              ----------   --------   --------
Gross profit................................................      33,972     30,094     26,936
                                                              ----------   --------   --------
Operating expenses:
  Selling, general and administrative.......................      14,736     16,128     11,532
  Depreciation and amortization.............................         644        506      1,327
  Asset sales and disposals.................................         813      1,510         --
  Ameriserve bad debt provision.............................          --         --        135
                                                              ----------   --------   --------
Total operating expenses....................................      16,193     18,144     12,994
                                                              ----------   --------   --------
Income from operations......................................      17,779     11,950     13,942
Interest expense............................................       5,674      5,982      9,350
                                                              ----------   --------   --------
Income before income taxes..................................      12,105      5,968      4,592
Income tax provision........................................       4,736      2,521        603
                                                              ----------   --------   --------
Income from continuing operations...........................       7,369      3,447      3,989
Loss from discontinued operations, net of tax benefit.......     (22,089)    (2,516)    (1,645)
                                                              ----------   --------   --------
Net income (loss)...........................................  $  (14,720)  $    931   $  2,344
                                                              ==========   ========   ========
Basic earnings (loss) per share of common stock:
  Continuing operations.....................................  $     0.76
  Discontinued operations...................................       (2.28)
                                                              ----------
  Net loss..................................................  $    (1.52)
                                                              ==========
Diluted earnings (loss) per share of common stock:
  Continuing operations.....................................  $     0.75
  Discontinued operations...................................       (2.25)
                                                              ----------
  Net loss..................................................  $    (1.50)
                                                              ==========
Weighted average shares outstanding:
  Basic.....................................................   9,667,301
  Diluted...................................................   9,808,164

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/MEMBERS' EQUITY AND
                       OTHER COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                          PACKAGING DYNAMICS
                                             CORPORATION                                                          ACCUMULATED
                                     ----------------------------                                   RETAINED         OTHER
                                        COMMON STOCK                CONTRIBUTIONS                   EARNINGS     COMPREHENSIVE
                                     ------------------   PAID IN       FROM        ADVANCES TO   (ACCUMULATED      INCOME
                                      SHARES     AMOUNT   CAPITAL      MEMBERS        MEMBERS       DEFICIT)        (LOSS)
                                     ---------   ------   -------   -------------   -----------   ------------   -------------
Balance at December 31, 2000.......                                   $ 34,579         $ (25)       $ (2,074)        $  --
Net income.........................                                                                    2,344
Due from members...................                                                     (273)
Other comprehensive income (loss):
  Cumulative effect of change in
    accounting principle for
    derivatives and hedging
    activities.....................                                                                                    363
  Net change in fair value of
    derivative instruments.........                                                                                   (917)
    Other comprehensive income
      (loss).......................
                                     ---------    ---     -------     --------         -----        --------         -----
Balance at December 31, 2001.......                                     34,579          (298)            270          (554)
Formation of Packaging Dynamics
  Corporation (Note 1).............  9,437,750    $94     $44,475      (34,579)          298            (897)          704
Net income.........................                                                                      931
Exercise of common stock options...     14,350                103
Issuance of common stock...........    166,667      2         982
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    income taxes...................                                                                                   (403)
    Other comprehensive income
      (loss).......................
                                     ---------    ---     -------     --------         -----        --------         -----
Balance at December 31, 2002.......  9,618,767     96      45,560           --            --             304          (253)
Net loss...........................                                                                  (14,720)
Exercise of common stock options...     62,737      1         443
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    income taxes of $289...........                                                                                    443
    Other comprehensive income
      (loss).......................
Cash dividend ($.05 per share).....                                                                     (484)
                                     ---------    ---     -------     --------         -----        --------         -----
Balance at December 31, 2003.......  9,681,504    $97     $46,003     $     --         $  --        $(14,900)        $ 190
                                     =========    ===     =======     ========         =====        ========         =====


                                     STOCKHOLDERS'/   COMPREHENSIVE
                                        MEMBERS'         INCOME
                                         EQUITY          (LOSS)
                                     --------------   -------------
Balance at December 31, 2000.......     $ 32,480
Net income.........................        2,344        $  2,344
Due from members...................         (273)
Other comprehensive income (loss):
  Cumulative effect of change in
    accounting principle for
    derivatives and hedging
    activities.....................          363             363
  Net change in fair value of
    derivative instruments.........         (917)           (917)
                                                        --------
    Other comprehensive income
      (loss).......................                     $  1,790
                                        --------        ========
Balance at December 31, 2001.......       33,997
Formation of Packaging Dynamics
  Corporation (Note 1).............       10,095
Net income.........................          931        $    931
Exercise of common stock options...          103
Issuance of common stock...........          984
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    income taxes...................         (403)           (403)
                                                        --------
    Other comprehensive income
      (loss).......................                     $    528
                                        --------        ========
Balance at December 31, 2002.......       45,707
Net loss...........................      (14,720)        (14,720)
Exercise of common stock options...          444
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    income taxes of $289...........          443             443
                                                        --------
    Other comprehensive income
      (loss).......................                     $(14,277)
                                                        ========
Cash dividend ($.05 per share).....         (484)
                                        --------
Balance at December 31, 2003.......     $ 31,390
                                        ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $(14,720)   $    931    $  2,344
  Adjustments to reconcile net income to net cash from
     operating activities:
     Write-off of long-lived assets and other assets........    23,902          --          --
     Depreciation and amortization..........................     7,063       7,663       8,304
     Amortization and write-off of deferred financing
       costs................................................     1,932         739         993
     Loss on disposal of equipment..........................       813       1,510          23
     Provision for doubtful accounts........................       (74)        214        (227)
     Deferred income taxes..................................    (9,707)     (1,266)        204
     Non-cash charge for long-term incentive compensation...        --       2,542          --
     Non-cash interest to related party.....................        --         868       1,688
     Changes in operating assets and liabilities (excluding
       acquisition of business) from continuing operations:
       Accounts receivable..................................    (1,072)     (2,493)        952
       Inventories..........................................     5,635       1,263       8,518
       Other assets.........................................       111        (470)         53
       Accounts payable and accrued liabilities.............     1,167       4,922        (127)
                                                              --------    --------    --------
          Net cash from continuing operating activities.....    15,050      16,423      22,725
          Net cash from (used by) discontinued operating
            activities......................................     2,532       4,356      (5,232)
                                                              --------    --------    --------
          Net cash from operating activities................    17,582      20,779      17,493
                                                              --------    --------    --------
Cash flows from (used by) investing activities:
  Proceeds from sale of assets..............................         4         403          51
  Acquisitions, net of cash acquired........................    (5,198)     (9,275)         --
  Additions to property, plant and equipment................    (6,272)     (2,265)     (1,422)
                                                              --------    --------    --------
          Net cash used by continuing investing
            activities......................................   (11,466)    (11,137)     (1,371)
          Net cash used by discontinued investing
            activities......................................      (855)     (2,772)     (3,713)
                                                              --------    --------    --------
          Net cash used by investing activities.............   (12,321)    (13,909)     (5,084)
                                                              --------    --------    --------
Cash flows from (used by) financing activities:
  Principal payments for loan obligations...................   (75,680)     (6,420)    (55,000)
  Proceeds from loan obligations............................    70,000          --          --
  Proceeds under revolving line of credit...................    59,400      30,400      53,800
  Repayments under revolving line of credit.................   (56,200)    (32,100)     (6,420)
  Payment of financing costs................................    (1,879)         --        (357)
  Other, net................................................    (2,313)      2,073      (3,851)
                                                              --------    --------    --------
          Net cash used by financing activities.............    (6,672)     (6,047)    (11,828)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (1,411)        823         581
Cash and cash equivalents at beginning of year..............     1,864       1,041         460
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $    453    $  1,864    $  1,041
                                                              ========    ========    ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
     Interest...............................................  $  4,414    $  5,722    $  8,395
     Income taxes...........................................       400       1,231          75
Non-cash transaction:
  Common stock issued for the acquisition of Wolf Packaging
     Inc....................................................        --         984          --
  Declaration of dividend...................................       484          --          --

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Packaging Dynamics Corporation the ("Company" or "Packaging Dynamics") is a Delaware corporation established as a holding company to own all of the interest in Packaging Dynamics Operating Company ("PDOC"). PDOC is a Delaware corporation which is the parent company of all our current operating subsidiaries.

     On March 18, 2002, the board of directors of Ivex Packaging Corporation ("Ivex") approved a merger agreement providing for the merger with Ivex of a wholly-owned subsidiary of Alcoa Inc. ("Alcoa"). As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings, L.L.C ("Packaging Holdings" or "PHLLC"). To facilitate the distribution, Ivex formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed its shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger. The consolidated financial statements of Packaging Dynamics presented herein include the results of consolidated operations, financial position and cash flows of Packaging Holdings.

     Also in connection with the merger and distribution, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock of Packaging Dynamics; the $12,500 12% subordinated note payable to Ivex, plus accreted interest, totaling approximately $19,238 was canceled; and a consulting agreement with Ivex was canceled. The impact of the distribution is reflected on the Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) as Formation of Packaging Dynamics Corporation. The impact on Stockholders' Equity/Members' Equity of the distribution includes (i) an increase of $19,238 resulting from the cancellation of the $12,500 12% subordinated note payable to Ivex; (ii) a decrease of $9,200 resulting from additional deferred tax liabilities due to Packaging Dynamics' C-corporation status; (iii) an increase of $423 resulting from the repayment of certain advances and obligations of members of Packaging Holdings; and (iv) a decrease of $366 resulting from expenses associated with the transaction.

     On July 1, 2002, the Company issued 9,437,750 shares of common stock in connection with the merger and distribution. Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

     In September 2003, in conjunction with the refinancing of the Senior Credit Facility, Packaging Holdings merged with Packaging Dynamics, L.L.C., a Delaware limited liability company which was the parent company of all the operating subsidiaries and of which Packaging Holdings was a sole member, and converted the surviving limited liability company into a Delaware corporation which was named Packaging Dynamics Operating Company.

     The Company is a flexible packaging converter, supplying products to the foodservice, consumer products, bakery, supermarket and certain industrial markets. The Company operated within and sold to customers throughout the U.S., Canada and Europe in two industry segments -- converting operations and specialty paper. The converting operations segment is a converter of paper, film and foil for use in a variety of food packaging and industrial businesses. The specialty paper segment manufactured numerous grades of lightweight paper. The specialty paper segment was discontinued in October 2003.

                         PACKAGING DYNAMICS CORPORATION

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

REVENUE RECOGNITION

     The Company recognizes revenue at the time title transfers to the customer (generally upon shipment of products). Shipping and handling costs are included as a component of cost of goods sold.

INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at December 31, 2003 and 2002 consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Raw materials...............................................    $ 9,892        $13,075
Work-in-process.............................................      1,488          1,089
Finished goods..............................................     10,672         14,334
                                                                -------        -------
                                                                $22,052        $28,498
Reserve.....................................................       (312)          (241)
                                                                -------        -------
Net.........................................................    $21,740        $28,257
                                                                =======        =======

PROPERTY, PLANT AND EQUIPMENT

     The Company capitalizes expenditures for major renewals and betterments at cost and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method over the estimated useful lives (generally 31 years for buildings, 15 to 31 years for improvements and 7 to 25 years for machinery and equipment). During 2002, the Company changed the estimate of useful lives for certain of its paper machinery and equipment to have a maximum useful life of 25 years resulting in a net reduction of annual depreciation expense of $200. Assets recorded under capital leases are amortized over the shorter of the life of the lease or useful life.

     The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in the current operating results.

LONG-LIVED ASSETS

     Long-lived assets, including property, plant and equipment and finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Finite-lived intangibles, consisting of deferred

                         PACKAGING DYNAMICS CORPORATION
financing costs, non-compete agreements and customer contracts, are capitalized and amortized over their useful lives which range from one to nine years.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement eliminates the requirement for goodwill and intangible assets with indefinite lives to be amortized to expense over time but requires instead that such assets be tested for impairment at least annually, or as circumstances dictate.

     Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit less the fair values of all the other tangible and intangible net assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company completed the required impairment tests during 2003 and 2002 which indicated no impairment charge was required.

STOCK BASED COMPENSATION

     At December 31, 2003, the Company has a stock-based compensation plan, which is described more fully in Note 10, "Employee Benefit Plans." The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

                         PACKAGING DYNAMICS CORPORATION

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
Net income (loss)...........................................    $(14,720)      $   931
Add: Stock-based employee compensation expense previously
  recorded, net of tax......................................          --         1,613
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax
  effects...................................................        (510)       (2,170)
                                                                --------       -------
Pro forma net income (loss).................................    $(15,230)      $   374
                                                                ========       =======
Loss Per Share:
  Basic -- as reported......................................    $  (1.52)
                                                                ========
  Basic -- Pro forma........................................    $  (1.57)
                                                                ========
  Diluted -- as reported....................................    $  (1.50)
                                                                ========
  Diluted -- Pro forma......................................    $  (1.55)
                                                                ========

     The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2003   2002
                                                              ----   ----
Expected option life (years)................................     5      5
Risk-free weighted average interest rate....................  3.09%  4.82%
Stock price volatility......................................  27.5%    35%
Dividend yield..............................................   1.9%   0.0%

     The weighted average fair values of options granted during 2003 and 2002 were $2.83 and $4.25 per share, respectively.

     These costs may not be representative of the total effects on pro forma reported net income (loss) for future years. Factors that may impact disclosures in future years include the attribution of the awards to the service period, the vesting of stock options, timing of additional grants of stock option awards and number of shares granted for future awards.

EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options (140,863 for the year ended December 31, 2003). The Company recorded a basic and diluted earnings per share from continuing operations of $0.76 and $0.75, respectively, for the year ending December 31, 2003. Prior to July 1, 2002, the Company ownership

                         PACKAGING DYNAMICS CORPORATION
consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

     In accordance with SFAS 128, "Earnings per Share," the denominator used in the diluted earnings per share calculation is based on the control number concept, which requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

     The following table details the calculation of basic and diluted earnings per share for continuing operations:

                                                                 2003
                                                              ----------
Income from continuing operations...........................  $    7,369
                                                              ==========
Weighted average shares used to determine basic earnings per
  share from continuing operations..........................   9,667,301
Common stock equivalents....................................     140,863
                                                              ----------
Weighted average shares used to determine diluted earnings
  per share from continuing operations......................   9,808,164
                                                              ==========
Basic earnings per share from continuing operations.........  $     0.76
                                                              ==========
Diluted earnings per share from continuing operations.......  $     0.75
                                                              ==========

DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

     The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity/members' equity through accumulated other comprehensive income (loss) or within operations depending upon the nature of the derivative instrument. The Company maintains interest rate swap agreements that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. Such derivative financial instruments are recorded at fair value, and at December 31, 2003 and 2002, the fair value approximates a loss of $394 and $1,126, respectively, which is included in accrued liabilities within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the swap could be settled with a third party, are recorded in other comprehensive income (loss) only to the extent of effectiveness. Any ineffectiveness on the swap would be recognized in the consolidated statement of operations. The differentials to be received or paid under the interest rate swap agreements are recognized in income over the life of the contract as adjustments to interest expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liability and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. We do not have any investments in variable interest entities. The provisions of FIN 46R are effective immediately for those variable interest entities created after January 31, 2003. In October 2003, the FASB delayed the implementa-

                         PACKAGING DYNAMICS CORPORATION
tion of FIN 46R until the first quarter beginning after December 15, 2003 for all entities acquired before February 1, 2003.

     In December 2003, the Office of the Chief Accountant and Division of Corporation Finance of the U.S. Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates portions of the interpretive guidance included in Topic 13 of the codification of SABs in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 is effective immediately. As there are no new revenue recognition concepts or interpretations included in this SAB and our results of operations incorporate previous SAB guidance and U.S. generally accepted accounting principles on this topic, there is no impact on our financial statements as a result of SAB 104.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We currently do not have any of those instruments.

     During 2002, the Financial Accounting Standards Board finalized SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," for exit and disposal activities that are initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company applied the provisions of SFAS 146 to exit or disposal activities in 2003.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002," which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for financial statements for fiscal years beginning after May 15, 2002 with early application encouraged. We adopted SFAS No. 145 effective January 1, 2003. Adoption did not have a material effect on our consolidated financial position or cash flows.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 effective January 1, 2003. Adoption did not have a material effect on our consolidated financial position or cash flows.

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The Company maintains allowances for potential credit losses based upon expected collectibility of all accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value of the Company's interest rate swaps were a loss of $394 and $1,126 at December 31, 2003 and 2002, respectively.

                         PACKAGING DYNAMICS CORPORATION

INCOME TAXES

     The Company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred tax assets, which are not likely to be realized.

ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 3 -- DISCONTINUED OPERATIONS

     On September 4, 2003, the Company announced its intention to exit its Specialty Paper operation comprised of the paper mill, located in Detroit, Michigan, which produced approximately 55,000 tons of paper annually and employed approximately 148 people. During the fourth quarter of 2003, the operations at the mill were shut down and the Specialty Paper operation was exited. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations, the Specialty Paper operation is classified as a discontinued operation.

     In the third quarter of 2003, the Company recorded a $22,094 ($13,367 after tax) asset impairment charge and a $2,800 ($1,694 after tax) severance charge based on SFAS No. 112, "Employers' Accounting for Postemployment Benefits." In the fourth quarter of 2003, the Company recorded an additional charge of $1,965 ($1,189 after tax) primarily related to the write-down of parts and supplies inventories, the write-down of other current assets and for employee outplacement services, and a $816 ($495 after tax) charge for pension liability.

     The financial information presented for all prior periods has been reclassified to reflect the Specialty Paper operation as a discontinued operation in the Consolidated Statement of Operations.

                         PACKAGING DYNAMICS CORPORATION

     The following table details selected income statement information for the Specialty Paper operation.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2003      2002      2001
                                                         --------   -------   -------
Sales
  External.............................................  $ 17,479   $20,671   $22,999
  Intercompany.........................................    24,883    34,111    30,341
  Discounts & Returns..................................      (589)     (551)   (1,078)
                                                         --------   -------   -------
  Net Sales............................................  $ 41,773   $54,231   $52,262
                                                         ========   =======   =======
(Loss) income from operations..........................  $(35,206)  $(2,544)  $   332
Interest expense.......................................     1,305     1,614     1,977
                                                         --------   -------   -------
Loss before income taxes...............................   (36,511)   (4,158)   (1,645)
Income tax benefit.....................................    14,422     1,642        --
                                                         --------   -------   -------
Net loss...............................................  $(22,089)  $(2,516)  $(1,645)
                                                         ========   =======   =======

     The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Accounts receivable trade (net of allowance for doubtful
  accounts of $33 and $193, respectively)...................  $   346   $ 2,064
Inventories.................................................       --     3,319
Other current assets........................................    1,092     2,411
Net property, plant & equipment.............................       --    22,760
                                                              -------   -------
Total assets of discontinued operations.....................    1,438    30,554
                                                              -------   -------
Accounts payable............................................      827     4,566
Accrued liabilities.........................................    3,363     1,651
                                                              -------   -------
Total liabilities of discontinued operations................    4,190     6,217
                                                              -------   -------
Net (liabilities) assets of discontinued operations.........  $(2,752)  $24,337
                                                              =======   =======

     A summary of the changes in the reserves related to the Company's exit from the Specialty Paper operation is as follows:

                                                           SEVERANCE   PENSION
                                                              PAY      CHARGE     TOTAL
                                                           ---------   -------   -------
Balance at December 31, 2002.............................   $    --     $ --     $    --
  Charges to expense.....................................     2,800      816       3,616
  Cash Payments..........................................    (1,849)      --      (1,849)
  Reversals..............................................        --       --          --
                                                            -------     ----     -------
Balance at December 31, 2003.............................   $   951     $816     $ 1,767
                                                            =======     ====     =======

                         PACKAGING DYNAMICS CORPORATION

NOTE 4 -- ACQUISITION

     On December 4, 2003, the Company acquired the net assets of the Iuka Lamination Division ("Iuka") of Ormet Corporation for $5,000 in cash. Iuka, located in Iuka, Mississippi, is a converter of laminated foil products for the insulation, food packaging and label stock markets. Iuka generated annual revenues of approximately $18,000 during 2003. The acquisition of Iuka is expected to enhance the Company's position in the specialty lamination market, enhance the Company's lamination product development capabilities and provide opportunities to lower the Company's overall cost position in laminations. The acquisition is not considered significant and thus no pro forma financial information has been presented.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                 AS OF
                                                              DECEMBER 4,
                                                                 2003
                                                              -----------
Current assets..............................................    $ 5,119
Property, plant and equipment...............................      1,500
Intangible assets...........................................         --
Goodwill....................................................        755
                                                                -------
  Total assets acquired.....................................      7,374
                                                                -------
Current liabilities.........................................     (2,374)
                                                                -------
  Total liabilities assumed.................................     (2,374)
                                                                -------
Net operating assets acquired...............................      5,000
  Debt assumed..............................................         --
                                                                -------
Net assets acquired.........................................    $ 5,000
                                                                =======

     The purchase price allocation summarized above excludes the impact of a potential adjustment to the purchase price pursuant to the working capital purchase price adjustment mechanism contained in the agreement of sale. The adjustment mechanism process is ongoing and is expected to be resolved during 2004. However, any such adjustment to the purchase price under the working capital adjustment mechanism is not expected to have an adverse effect on the financial statements of the Company.

     On October 23, 2002, the Company acquired the net assets of the outstanding common stock of Wolf Packaging, Inc. ("Wolf") for the issuance of 166,667 shares of the Company's common stock with a fair market value on the date of acquisition of $984 and cash of $9,275 (including the repayment of certain indebtedness and payment of costs related to the acquisition). Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa. Wolf is a significant supplier to the quick-service restaurant industry and generated annual revenues of approximately $23,000 during 2002.

                         PACKAGING DYNAMICS CORPORATION

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Wolf.

                                                                 AS OF
                                                              OCTOBER 23,
                                                                 2002
                                                              -----------
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
                                                                =======

     The intangible assets are comprised of customer contracts of $380 (1.4 year weighted average life) and non-compete agreements of $100 (9.5 year weighted average life). Goodwill was not deductible for income tax purposes.

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

NOTE 5 -- GOODWILL AND INTANGIBLE ASSETS

     The Company's intangible asset balance at December 31, 2003 consists of $43,724 of goodwill subject to annual impairment tests under SFAS No. 142 and $1,819 in other intangible assets which are amortized on a straight-line basis over the estimated life of the asset. Amortization expense related to such intangible assets was $2,286, $857 and $1,963 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for the years 2004, 2005, 2006, 2007 and 2008 is estimated to be $450, $350, $350, $350 and $270, respectively.

                         PACKAGING DYNAMICS CORPORATION

     A roll-forward of goodwill for 2003, 2002 and 2001 is as follows:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Balance at beginning of year............................  $42,771   $34,329   $35,259
  Additions.............................................      953     8,442        --
  Amortization..........................................       --        --      (930)
                                                          -------   -------   -------
Balance at end of year..................................  $43,724   $42,771   $34,329
                                                          =======   =======   =======

     Intangible assets at December 31, 2003 and 2002 consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Covenants not to compete and customer contracts.............     $  696        $ 5,696
Deferred financing costs....................................      1,717          4,624
                                                                 ------        -------
                                                                  2,413         10,320
Accumulated amortization....................................       (594)        (8,093)
                                                                 ------        -------
                                                                 $1,819        $ 2,227
                                                                 ======        =======

NOTE 6 -- LONG-TERM DEBT

     Long-term debt at December 31, 2003 and 2002 consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Senior Credit Facility:
  Tranche A Term Loan.......................................    $29,000        $13,375
  Tranche B Term Loan.......................................     39,750         57,355
  Revolving credit loan.....................................      3,200             --
Seller note payable.........................................         --          3,000
Baxter Springs facility HUD loan............................        700          1,400
                                                                -------        -------
  Subtotal..................................................     72,650         75,130
Current maturities of long term debt........................     (5,950)        (7,420)
                                                                -------        -------
Long-term debt..............................................    $66,700        $67,710
                                                                =======        =======

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

     Loans under the Senior Credit Facility are designated from time to time, at our election, either (1) as Eurodollar Rate Loans, which bear interest at a rate based on the London Interbank Offered Rate, ("LIBOR"), adjusted for regulatory reserve requirements, or (2) as Base Rate Loans, which bear interest at a

                         PACKAGING DYNAMICS CORPORATION
rate based on the Federal Funds rate or the prime rate. The interest rate on Eurodollar Rate Loans is equal to LIBOR plus an applicable percentage that varies with the leverage ratio of the Company and its consolidated subsidiaries. The interest rate on Base Rate Loans is equal to a base rate equal to the greater of (1) the Federal Funds rate plus 1/2 of 1% or (2) the prime rate, plus an applicable percentage that varies with the leverage ratio of the Company and its consolidated subsidiaries.

     Accordingly, Tranche A Term Loans and revolving loans bear interest at rates of up to 2.25% plus the base rate, in the case of Base Rate Loans, and up to 3.25% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term Loans bear interest at rates of 2.5% plus the base rate, in the case of Base Rate Loans, and 3.5% plus LIBOR, in the case of Eurodollar Loans.

     At December 31, 2003, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.0% plus LIBOR (1.15%) and 3.5% plus LIBOR (1.15%), respectively, compared with 2.75% plus LIBOR (1.42%) and 3.75% plus LIBOR (1.42%), respectively, at December 31, 2002. As of December 31, 2003, the Company had interest rate swap agreements with a group of banks having notional amounts totaling $50,000 and with various maturity dates. These agreements effectively fix our LIBOR rate for $25,000 and $25,000 of our Senior Credit Facility indebtedness at rates of 3.97% and 2.91%, respectively.

     Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

     Under the Senior Credit Facility, the Company is required to comply on a quarterly basis with the following four financial covenants:

     - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 4.5 to 1 at December 31, 2003 to 4 to 1;

     - under the senior leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt (other than subordinated debt) of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 3.5 to 1 at December 31, 2003 to 3 to 1;

     - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments of the Company and its consolidated subsidiaries must be equal to or greater than certain levels increasing from 1.1 to 1 at December 31, 2003 to 1.2 to 1; and

     - under the net worth covenant, Packaging Dynamics consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended December 31, 2003 and (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics.

     For purposes of the Senior Credit Facility, consolidated EBITDA, calculated on a consolidated basis for Packaging Dynamics and its subsidiaries, consists of
(1) net income from continuing operations, excluding the effect of any extraordinary or other non-recurring gains or losses or non-cash gains or losses (in each case, other than in connection with the closure of the specialty paper operation), plus (2) an amount which, in the

                         PACKAGING DYNAMICS CORPORATION
determination of net income, has been deducted for interest expense, taxes, depreciation and amortization, and cash and non-cash charges and/or losses with respect to the closure of the specialty paper operation, minus (3) cash expenditures related to non-cash charges previously added back to net income in determining EBITDA (other than in connection with the closure of the Specialty Paper operation), plus (4) the write-off of capitalized financing costs existing as of the closing of the Senior Credit Facility.

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

SELLER NOTE PAYABLE

     On July 14, 1999, the Company issued a $3,000 note subordinated to the Senior Credit Facility to the seller in connection with the purchase of ICI. Interest on this note was at 7.5% payable semi-annually commencing on December 31, 1999. This note was unsecured and subordinated to the senior credit facility. The note, which was scheduled to mature on July 14, 2004, was paid off in full on September 30, 2003 in conjunction with the refinancing of the Senior Credit Facility.

BAXTER SPRINGS FACILITY LOANS

     The Company has certain obligations under debt agreements with the U.S. Department of Housing and Urban Development (HUD) in the form of promissory notes payable to the City of Baxter Springs. This loan was refinanced in the third quarter of 2003. The remaining unpaid principal balance of $700 bears interest at 1.21% as determined by HUD and interest is payable on a semi-annual basis. These notes are payable in annual installments of $700 through August 2004.

     Borrowings are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings is subordinated to the repayment of obligations under the Senior Credit Facility.

CHANGE IN CONTROL PROVISIONS

     The Senior Credit Facility includes terms that limit changes in the Company's ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place the Company in default under these debt instruments.

MATURITIES

     Maturities of long-term debt greater than one year outstanding at December 31, 2003 are:

Year ending December 31:
  2005......................................................  $ 6,250
  2006......................................................    7,250
  2007......................................................    8,250
  2008......................................................   10,200
  2009......................................................   34,750
                                                              -------
                                                              $66,700
                                                              =======

                         PACKAGING DYNAMICS CORPORATION

NOTE 7 -- OPERATING SEGMENT INFORMATION

     With the shutdown of the Detroit paper mill and exit from the Specialty Paper operation, the Company's continuing operations consist of a single operating segment comprised of operations which convert paper, film and foil for use in a variety of food packaging and industrial applications. The results of the Company's Specialty Paper operations are presented as Discontinued Operations and discussed in Note 3. The Company's operations are located in the United States and the Company's sales to end customers originate in the United States. During 2003, approximately 93% of net sales from continuing operations are to North American customers with the remaining 7% to European customers.

NOTE 8 -- RELATED PARTY TRANSACTIONS

     PHLLC issued a $12,500 note subordinated to the Senior Credit Facility on November 20, 1998 to IPMC, Inc., an indirect wholly-owned subsidiary of Ivex, in connection with the acquisition of the assets of Ivex's paper mill operations located in Detroit, Michigan. Interest on this note was paid-in-kind at a rate of 12% on a semi-annual basis. The note was unsecured and matured on November 21, 2005. On July 1, 2002, the note payable, plus accreted interest totaling $19,238, was canceled.

     Pursuant to a consulting agreement, PHLLC paid Ivex an annual consulting fee for management and administrative services rendered to PHLLC by Ivex including financial, tax, accounting and legal services. During 2003, 2002 and 2001, PHLLC recorded consulting fee expense of zero, $250 and $500, respectively, related to this agreement. On July 1, 2002, the consulting agreement was canceled.

NOTE 9 -- INCOME TAXES

     Packaging Dynamics' corporate structure is a C-corporation and, as such, the federal and state taxable income of the Company and its subsidiaries is recorded on the consolidated income tax returns of Packaging Dynamics. Prior to the distribution, the members of Packaging Holdings reported federal and state taxable income on their income tax returns. ICI had remained a taxable C-corporation from the time the Company acquired it in July 1999 through the date of the distribution.

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

     The components of the income tax provision on income from continuing operations shown in the consolidated statements of operations are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003      2002     2001
                                                              -------   -------   -----
Income tax provision:
  Current...................................................  $2,605    $  455    $399
  Deferred..................................................   2,131     2,066     204
                                                              ------    ------    ----
                                                              $4,736    $2,521    $603
                                                              ======    ======    ====

                         PACKAGING DYNAMICS CORPORATION

     The provision recognized for income taxes relating to continuing operations differs from the amount determined by applying the U.S. federal income tax rate of 35% due to the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2003      2002     2001
                                                            -------   ------   ------
Income from continuing operations before income taxes.....  $12,105   $5,968   $4,592
                                                            =======   ======   ======
Computed expected provision at the statutory rate.........  $ 4,237   $2,089   $1,607
Adjustments to the computed expected provision resulting
  from:
  Income reported directly to Packaging Holdings
     members..............................................       --      133   (1,206)
  Amortization of goodwill................................       --       --      119
  State income taxes, net.................................      605      298       69
  Other, net..............................................     (106)       1       14
                                                            -------   ------   ------
                                                            $ 4,736   $2,521   $  603
                                                            =======   ======   ======

     Deferred tax liabilities (assets) are comprised of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Depreciation................................................  $ 3,424   $11,694
Intangible assets...........................................    2,233     1,282
Compensation accruals.......................................   (1,455)   (1,720)
Restructuring accruals......................................   (1,707)      (22)
NOL carryforward............................................   (1,739)       --
Derivative instruments......................................     (158)     (462)
Other.......................................................      587      (349)
                                                              -------   -------
                                                              $ 1,185   $10,423
                                                              =======   =======

     Realization of deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. The Company has $4,407 in net operating loss carryforwards that expire in 2023. The Company has considered the weight of available evidence and concluded more likely than not that it will realize its recorded tax assets and consequently no valuation allowance has been established.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     The Company sponsors two 401(k) plans. All employees over twenty-one years of age are covered by one of these plans. Eligibility varies from three to six months following the date of hire. Matching contributions range depending on the plan. The vesting period ranges from three years to five years. Company contributions were approximately $823, $784, and $786 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company sponsors a nonqualified deferred compensation plan into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, make matching or incentive contributions to the plan. The plan was adopted on January 1, 2003 and Company contributions to the plan during 2003 were $13.

     2001 Long-Term Incentive Compensation Plan -- PHLLC had an unfunded 2001 Long-Term Incentive Compensation Plan (the "2001 LTIP") for certain key executives prior to the distribution. Under the terms of

                         PACKAGING DYNAMICS CORPORATION
this plan, 3,000,000 incentive units, subject to adjustment, and representing 8.2% of the fully diluted outstanding limited liability shares, had been granted. The plan was designed to reward those individuals on the increased equity value of PHLLC, and provided that 40% of the incentive units were earned on the effective date and the remaining 60% could have been earned based upon PHLLC's attainment of certain annual earnings targets. Participants in the plan vested on a pro-rata basis over three years from the plan's origination date. In the event PHLLC completed a transaction which caused a substantial change in ownership control, the plan provided for an accelerated vesting schedule. The plan was terminated during 2002.

     2002 Long-Term Incentive Stock Plan -- On July 1, 2002, Packaging Dynamics granted to management, for incentive purposes and in consideration of their waiver of cash payments under the 2001 LTIP, stock options for the purchase of an aggregate of 814,787 shares of its common stock under the 2002 Long Term Incentive Stock Plan. Additionally, on July 1, 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under the 2001 LTIP. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics' common stock on the grant date and 730,622 options, although fully vested, are not exercisable for three years after the grant date. Consequently, for such options the Company has the right to repurchase an executive's options if he terminates employment before the end of the three-year period. The Company recorded a non-cash compensation charge of $2,667 during the year ended December 31, 2002 related to these management incentive plans.

     During 2002, 43,397 options were repurchased from former employees for approximately $124. These payments reduced the $2,667 incentive liability recorded in 2002. No options were repurchased in 2003.

     Additional information relating to the plans is as follows:

                                                                                 WEIGHTED
                                                SHARES UNDER   OPTION PRICE      AVERAGE
                                                   OPTION         RANGE       EXERCISE PRICE
                                                ------------   ------------   --------------
Outstanding at June 30, 2002
  Granted.....................................    843,834          3.90            3.90
  Exercised...................................    (14,350)         3.90            3.90
  Canceled....................................    (43,397)         3.90            3.90
                                                  -------      ------------        ----
Outstanding at December 31, 2002..............    786,087          3.90            3.90
  Granted.....................................    298,000      6.20 - 10.50        9.87
  Exercised...................................    (62,739)         3.90            3.90
  Canceled....................................    (56,304)         3.90            3.90
                                                  -------      ------------        ----
Outstanding at December 31, 2003..............    965,044      3.90 - 10.50        5.74
                                                  =======      ============        ====

                         PACKAGING DYNAMICS CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                             WEIGHTED
                                WEIGHTED     AVERAGE
                                AVERAGE     REMAINING
   RANGE OF         OPTIONS     EXERCISE   CONTRACTUAL      OPTIONS
EXERCISE PRICES   OUTSTANDING    PRICE     LIFE (YEARS)   EXERCISABLE
---------------   -----------   --------   ------------   -----------
    3.90            667,044       3.90         8.50            --
 6.20 - 7.00         46,000       6.44         9.13            --
    10.50           252,000      10.50         7.00            --
 ------------       -------      -----        -----          ----
3.90 - 10.50        965,044       5.74         8.14            --
 ============       =======      =====        =====          ====

     As of December 31, 2003 and 2002, there were 357,867 and 599,563 shares available for grant, respectively. The weighted average fair value at date of grant for options whose exercise price was less than the market price of the stock on the date of grant during 2002 was $4.25. The weighted average fair value at date of grant for options whose exercise price was less than the market price on the date of grant during 2003 was $2.08. The weighted average fair value at date of grant for options whose exercise price was equal to the market price of the stock on the grant date during 2003 was $2.93. There were no options granted in 2002 for which the exercise price was equal to the market price on the date of grant. There were no options granted in 2003 or 2002 for which the exercise price was greater than the market price on the date of grant. No options were granted prior to July 1, 2002.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

     The Company is currently a party to various legal proceedings in various federal and state jurisdictions arising out of the operations of its business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty or estimated; however, the Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, would not have a material effect on the Company's financial condition, results of operations or liquidity.

     The Company's manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. From time to time, the Company is involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. The Company believes that it is in material compliance with applicable environmental regulations and does not believe that costs of compliance, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Potential liabilities, if any, arising in connection with any such compliance are not currently estimable.

LEASE COMMITMENTS

     The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipment. Rental expense amounted to $1,704, $1,531 and $1,430 for the year ended December 31, 2003, 2002 and 2001, respectively.

                         PACKAGING DYNAMICS CORPORATION

     Future minimum rental commitments, including capital lease obligations, with noncancelable terms in excess of one year are as follows:

Year ending December 31:
  2004......................................................  $1,550
  2005......................................................   1,077
  2006......................................................     957
  2007......................................................     628
  2008......................................................     536
  Thereafter................................................   3,909
                                                              ------
                                                              $8,657
                                                              ======

     Accumulated amortization on capital leases as of December 31, 2003, 2002 and 2001 was $19, $0 and $0, respectively.

NOTE 12 -- ASSET SALES AND DISPOSALS

     The Company continues to identify attractive opportunities to invest in the capabilities of its manufacturing operations. During 2003 and 2002, the Company idled certain converting equipment in its Chicago, Illinois and Baxter Springs, Kansas manufacturing facilities due to the purchase of five new bag machines in 2003. These manufacturing improvements and certain other productivity improvements resulted in a loss in 2003 and 2002 of $813 and $1,510, respectively, on the sale or disposal of the equipment.

NOTE 13 -- RESTRUCTURING CHARGE

     In January 2000, the Company commenced a restructuring plan, which resulted in a reduction in work force of 32 people. The restructuring charge included severance and other benefits related to this reduction in force of $1,250. At December 31, 2003, 2002 and 2001, there is $18, $54 and $127, respectively, of severance and other benefits costs remaining to be paid in future periods.

     The restructuring charge activity is as follows:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2003   2002   2001
                                                              ----   ----   -----
Balance at the beginning of the year........................  $ 54   $127   $ 567
Charges taken...............................................    --     --      --
Payment of severance and benefits...........................   (36)   (73)   (440)
                                                              ----   ----   -----
Balance at the end of the year..............................  $ 18   $ 54   $ 127
                                                              ====   ====   =====

                         PACKAGING DYNAMICS CORPORATION

NOTE 14 -- UNAUDITED QUARTERLY RESULTS

     Summarized unaudited quarterly data for the years ended December 31, 2003 and 2002 are as follows:

                                          MARCH 29,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
QUARTER ENDED(1)                            2003        2003        2003(2)          2003
----------------                          ---------   --------   -------------   ------------
Net sales...............................   $59,477    $60,990      $ 60,755        $62,222
Gross profit............................     7,928      8,825         8,560          8,659
Income from operations..................     3,744      5,228         3,790          5,017
Net income from continuing operations...     1,523      2,321         1,241          2,284
Loss from discontinued operations.......      (456)      (806)      (17,163)        (3,664)
Net income (loss).......................     1,067      1,515       (15,922)        (1,380)
Diluted earnings (loss) per share:
Continuing operations...................   $  0.15    $  0.24      $   0.12        $  0.23
Discontinued operations.................   $ (0.04)   $ (0.08)     $  (1.73)       $ (0.37)
  Net income (loss)(3)..................   $  0.11    $  0.16      $  (1.61)       $ (0.14)

                                          MARCH 30,   JUNE 29,   SEPTEMBER 28,   DECEMBER 31,
QUARTER ENDED                               2002        2002         2002          2002(2)
-------------                             ---------   --------   -------------   ------------
Net sales...............................   $55,219    $59,510       $59,286        $63,415
Gross profit............................     6,429      7,460         7,873          8,332
Income from operations..................     2,081      3,679         2,954          3,236
Net income from continuing operations...      (257)     1,406         1,069          1,229
Loss from discontinued operations.......      (223)      (299)         (194)        (1,800)
Net income (loss).......................      (480)     1,107           875           (571)
Diluted earnings (loss) per share:
Continuing operations...................                            $  0.11        $  0.13
Discontinued operations.................                            $ (0.02)       $ (0.18)
  Net income (loss)(3)..................                            $  0.09        $ (0.05)

---------------

(1) The Company recorded management compensation expense related to options of $1,076, $219 and $1,372 during the quarters ended March 30, 2002, June 29, 2002 and September 28, 2002 (see Note 10 -- Employee Benefit Plans).

(2) Includes expense of $806 and $1,264 related to the sale and disposal of certain machinery and equipment taken out of service during the quarters ended September 30, 2003 and December 31, 2002 (see Note 12 -- Asset Sales and Disposals). An additional $246 was recorded in the first nine months of 2002.

(3) Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report related that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of this Form is incorporated herein by reference from the Company's definitive Proxy Statement for the May 12, 2004 Annual meeting of Stockholders under the captions "Code of Business Conduct and Ethics," "Nomination and Election of Directors," "Principal Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance;" and in Part I, Item 4, of this Form 10-K under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11 of this Form is incorporated herein by reference to the Company's definitive Proxy Statement for the May 12, 2004 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Directors' Compensation for 2003."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 of this Form, is incorporated herein by reference to the Company's definitive Proxy Statement for the May 12, 2004 Annual Meeting of Stockholders under the captions "Principal Stockholders" and "Directors' Compensation for 2003."

     The following table summarizes additional equity compensation plan information as of December 31, 2003.

                                       (A)                      (B)                    (C)
                            --------------------------   -----------------   ------------------------
                                                                               NUMBER OF SECURITIES
                                                         WEIGHTED AVERAGE      REMAINING FOR FUTURE
                            NUMBER OF SECURITIES TO BE   EXERCISE PRICE OF    ISSUANCE UNDER EQUITY
                             ISSUED UPON EXERCISE OF        OUTSTANDING         COMPENSATION PLANS
                               OUTSTANDING OPTIONS,      OPTIONS, WARRANTS    (EXCLUDING SECURITIES
PLAN CATEGORY                  WARRANTS AND RIGHTS          AND RIGHTS       REFLECTED IN COLUMN (A))
-------------               --------------------------   -----------------   ------------------------
Equity compensation plans
  approved by security
  holders.................           965,044                   $5.74                 357,867
Equity compensation plans
  not approved by security
  holders.................                --                      --                      --
                                     -------                   -----                 -------
Total.....................           965,044                   $5.74                 357,867
                                     =======                   =====                 =======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 of this Form is incorporated by reference to the Company's definitive Proxy Statement for the May 12, 2004 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by Item 14 of this Form is incorporated herein by reference to the Company's definitive Proxy Statement for the May 12, 2004 Annual Meeting of Stockholders under the caption "Fees Paid to Independent Auditors."

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

        See Item 8 -- Financial Statements and Supplementary Data

     (a)(2) Schedules

- Schedule I -- Condensed Financial Information.............  Page 52
- Schedule II -- Valuation and Qualifying Accounts and        Page 54
  Reserves..................................................

     (a)(3) Exhibits

  3.1***       Restated Certificate of Incorporation of Packaging Dynamics
               Corporation
  3.2**        Bylaws of Packaging Dynamics Corporation
  4.1          Reference is hereby made to Exhibit 3.1 and Exhibit 3.2.
  4.2**        Specimen Common Stock Certificate of Packaging Dynamics
               Corporation
  4.3          Registration Rights Agreement, dated July 1, 2002, by and
               among Packaging Investors, L.P., DCBS Investors, L.L.C., CB
               Investors, L.L.C. and Packaging Dynamics Corporation (filed on August 9, 2002 as Exhibit 4.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               2002 and incorporated herein by reference)
  4.4***       First Amended and Restated Registration Rights Agreement,
               dated as of October 23, 2002, by and among Packaging
               Investors, L.P., DCBS Investors, L.L.C., CB Investors,
               L.L.C., Mr. Thomas Wolf and the Company.
  4.5          Stockholders Agreement, dated July 1, 2002, by and among
               Packaging Investors, L.P., DCBS Investors, L.L.C. and CB
               Investors, L.L.C. (filed on August 9, 2002 as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2002 and incorporated herein by
               reference)
  4.6****      Termination of Stockholders Agreement with respect to DCBS
               Investors, L.L.C. and CB Investors, L.L.C. dated January 15,
               2004.
 10.1          Reference is hereby made to Exhibit 2.1, Exhibit 2.2 and
               Exhibit 2.3.
 10.2          Tax Sharing Agreement, dated July 1, 2002, by and between
               Ivex Packaging Corporation and Packaging Dynamics
               Corporation (filed on August 9, 2002 as Exhibit 10 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
 10.3***       Amended and Restated Credit Agreement, dated September 29,
               2003 among Packaging Dynamics Operating Company, Packaging
               Dynamics Corporation, each of the subsidiaries of Packaging
               Dynamics Operating Company, Bank of America, as
               Administrative Agent and L/C Issuer, National City Bank, as
               Syndication Agent, LaSalle Bank National Association, as
               Documentation Agent, and the Lenders party hereto (filed on
               November 14, 2003 as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003 and incorporated herein by reference).

 10.4***       Deferred Compensation Agreement dated August 14, 2003 (filed on November 14, 2003 as Exhibit 10.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003 and incorporated herein by reference).
 10.5*         Packaging Holdings, L.L.C. Subordinated Note, dated July
               1999, payable to Lombard Investments, Inc.
 10.6*         Loan Agreement, dated December 27, 1993, by and between
               Bagcraft Corporation of America and the City of Baxter
               Springs, Kansas
 10.7*         Assignment and Assumption Agreement dated as of November 20,
               1998 by and among Bagcraft Corporation of America, Packaging
               Dynamics, L.L.C. and Bagcraft Acquisition, L.L.C.
 10.8*         Commercial Guaranty made as of November 20, 1998 by Bagcraft
               Acquisition, L.L.C. in favor of the City of Baxter Springs,
               Kansas.
 10.9***       Lease, dated October 23, 2002, between the Company and
               W.O.W., L.L.C.
 10.10*        Sublease, dated December 16, 1975, E.I. DuPont de Nemours
               and Company and Bagcraft Corporation of America, with
               amendment dated April 30, 1996
 10.11*        Lease, dated November 19, 1999, between 6501 Corporation and
               Packaging Dynamics, L.L.C.
 10.12*        ISDA(R) Master Agreement, dated as of May 16, 2001, between
               Bank of America, N.A. and Packaging Dynamics, L.L.C.
 10.13*        Interest Rate Swap Confirmation, dated May 30, 2001, from
               Bank of America, N.A. to Packaging Dynamics, L.L.C.
 10.14*        Interest Rate Swap Confirmation, dated September 25, 2001, from Bank of America, N.A. to Packaging Dynamics, L.L.C.
 10.15*        ISDA(R) Master Agreement, dated as of December 4, 1998,
               between ABN AMRO Bank, N.V. and Packaging Dynamics, L.L.C.
 10.16*        Interest Rate Swap Confirmation, dated September 14, 2001, from ABN AMRO Bank N.V., Chicago ranch, to Packaging
               Dynamics, L.L.C.
 10.17***      Severance Agreement, dated as of January 23, 2003, between
               Packaging Dynamics Corporation and each of Mr. Phillip D.
               Harris and Mr. Frank V. Tannura(1)
 10.18*        Severance Agreement, dated August 1, 2000, between Packaging
               Dynamics, L.L.C. and Jeremy S. Lawrence(1)
 10.19***      Severance Agreement, dated January 23, 2003, between
               Packaging Dynamics Corporation and each of Mr. Henry C.
               Newell and Mr. Randy L. Van Antwerp(1)
 10.20**       Form of Packaging Dynamics 2002 Long Term Incentive Stock
               Plan(1)
 10.21*        Packaging Dynamics, L.L.C. 2002 Incentive Compensation Plan
               for Packaging Dynamics Executives(1)
 10.22*        Packaging Dynamics LLC Employee 401(k) Plan(1)
 10.23**       Form of Nonqualified Stock Option Agreement(1)
 21.1****      Subsidiaries of Packaging Dynamics Corporation
 23.1****      Consent of PricewaterhouseCoopers
 31.1****      Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
 31.2****      Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
32****         Certification of CEO and CFO pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

---------------

   * Incorporated by reference to the Registrant's Form 10 filed on April 19, 2002.

  ** Incorporated by reference to the Registrant's Form 10/A Amendment No. 1 filed on May 21, 2002.

 *** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

**** Filed herewith.

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15 (c) of this report.

     (b) Reports on Form 8-K.

     Current Report on Form 8-K furnished under Item 12 on October 23, 2003 incorporating a press release announcing the financial results for the third quarter ended September 30, 2003 and the declaration of a cash dividend.

     (c) Exhibits are attached hereto.

     (d) See (a)(1) and (a)(2) above.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 25, 2004.

                                          PACKAGING DYNAMICS CORPORATION

                                          By:     /s/ PHILLIP D. HARRIS
                                            ------------------------------------
                                              Name: Phillip D. Harris
                                          Title:   President and Chief Executive
                                                              Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 25, 2004.

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


              /s/ ANTHONY P. SCOTTO                                       Director
 ------------------------------------------------
                Anthony P. Scotto


               /s/ WILLIAM J. WHITE                                       Director
 ------------------------------------------------
                 William J. White

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                    ASSETS
Investment in affiliates....................................  $ 2,726   $ 2,726
Due from subsidiaries.......................................   40,850    58,734
                                                              -------   -------
          Total Assets......................................  $43,576   $61,460
                                                              =======   =======

             LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
Current Liabilities:
  Accrued interest..........................................  $    --   $   114
  Income tax payable........................................      249       847
  Other liabilities (dividends).............................      484        98
                                                              -------   -------
     Total current liabilities..............................      733     1,059
                                                              -------   -------
Long Term Debt:
  Note payable -- Alupac 7.5%...............................       --     3,000
Other liabilities...........................................    2,120     2,496
Deferred taxes..............................................    1,185    10,423
                                                              -------   -------
     Total Liabilities......................................    4,038    16,978
                                                              -------   -------
Stockholders' Equity/Members' Equity........................   39,538    44,482
                                                              -------   -------
          Total Liabilities and Stockholders'
           Equity/Members' Equity...........................  $43,576   $61,460
                                                              =======   =======

           See Notes to Consolidated Financial Statements in Item 8.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Interest expense............................................   $  (168)    $(1,331)    $(2,270)
Administrative expense......................................        --      (2,667)         --
Other expense...............................................        --          --         (13)
                                                               -------     -------     -------
Loss before income taxes....................................      (168)     (3,998)     (2,283)
Income tax provision (benefit)..............................     4,736        (210)         --
                                                               -------     -------     -------
Net loss....................................................   $(4,904)    $(3,788)    $(2,283)
                                                               =======     =======     =======

           See Notes to Consolidated Financial Statements in Item 8.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                                  ACCUMULATED
                                                                                                    RETAINED         OTHER
                                        COMMON STOCK                CONTRIBUTIONS                   EARNINGS     COMPREHENSIVE
                                     ------------------   PAID IN       FROM        ADVANCES TO   (ACCUMULATED      INCOME
                                      SHARES     AMOUNT   CAPITAL      MEMBERS        MEMBERS       DEFICIT)        (LOSS)
                                     ---------   ------   -------   -------------   -----------   ------------   -------------
BALANCE AT DECEMBER 31, 2000.......                                   $ 34,579         $ (25)       $(3,923)         $  --
  Net Loss.........................                                                                  (2,283)
  Due from Members.................                                                     (273)
    Comprehensive Income...........
                                     ---------    ---     -------     --------         -----        -------          -----
BALANCE AT DECEMBER 31, 2001.......                                     34,579          (298)        (6,206)            --
  Formation of Packaging Dynamics
    Corporation (Note 1)...........  9,437,750    $94     $44,475      (34,579)          298          8,820
  Net Loss.........................                                                                  (3,788)
  Exercise of common stock
    options........................     14,350                103
  Shares issued....................    166,667      2         982
  Other comprehensive income
    (loss):
    Comprehensive Income...........
                                     ---------    ---     -------     --------         -----        -------          -----
BALANCE AT DECEMBER 31, 2002.......  9,618,767    $96     $45,560     $     --         $  --        $(1,174)         $  --
Net Loss...........................                                                                  (4,904)
Exercise of common stock options...     62,737      1         443
CASH DIVIDEND ($0.05 PER SHARE)....                                                                    (484)
Other comprehensive income (loss):
Comprehensive Income...............
                                     ---------    ---     -------     --------         -----        -------          -----
BALANCE AT DECEMBER 31, 2003.......  9,681,504    $97     $46,003     $     --         $  --        $(6,562)         $  --
                                     =========    ===     =======     ========         =====        =======          =====


                                       MEMBERS'/      COMPREHENSIVE
                                      STOCKHOLDERS       INCOME
                                         EQUITY          (LOSS)
                                     --------------   -------------
BALANCE AT DECEMBER 31, 2000.......     $30,631
  Net Loss.........................      (2,283)         $(2,283)
  Due from Members.................        (273)
                                                         -------
    Comprehensive Income...........                      $(2,283)
                                        -------          =======
BALANCE AT DECEMBER 31, 2001.......      28,075
  Formation of Packaging Dynamics
    Corporation (Note 1)...........      19,108
  Net Loss.........................      (3,788)         $(3,788)
  Exercise of common stock
    options........................         103
  Shares issued....................         984
  Other comprehensive income
    (loss):
                                                         -------
    Comprehensive Income...........                      $(3,788)
                                        -------          =======
BALANCE AT DECEMBER 31, 2002.......     $44,482
Net Loss...........................      (4,904)         $(4,904)
Exercise of common stock options...         444
CASH DIVIDEND ($0.05 PER SHARE)....        (484)
Other comprehensive income (loss):
                                                         -------
Comprehensive Income...............                      $(3,788)
                                        -------          =======
BALANCE AT DECEMBER 31, 2003.......     $39,538
                                        =======

           See Notes to Consolidated Financial Statements in Item 8.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2003        2002        2001
                                                              ----------   ---------   ---------
Cash flows used by operating activities:
  Net loss..................................................   $ (4,904)    $(3,788)    $(2,283)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
       Deferred income taxes................................     (9,238)       (210)         --
       Non-cash interest....................................         --       1,106       2,046
       Non-cash charge for long-term incentive
          compensation......................................         --       2,542          --
       Changes in operating assets and liabilities..........       (987)         --          --
                                                               --------     -------     -------
          Net cash used by operating activities.............    (15,129)       (350)       (237)
                                                               --------     -------     -------
Cash flows from financing activities:
  Principal payments of loan obligations....................     (3,000)         --          --
  Transfer from (to) subsidiary.............................     17,884         (73)        510
  Due from members..........................................         --         423        (273)
  Other.....................................................        245          --          --
                                                               --------     -------     -------
          Net cash from financing activities................     15,129         350         237
                                                               --------     -------     -------
Net change in cash and cash equivalents.....................         --          --          --
  Cash and cash equivalents at beginning of year............         --          --          --
                                                               --------     -------     -------
  Cash and cash equivalents at end of year..................   $     --     $    --     $    --
                                                               ========     =======     =======
Supplemental cash flow disclosures -- Cash paid during the
  year for:
  Interest..................................................   $    282     $   225     $   224
                                                               ========     =======     =======

           See Notes to Consolidated Financial Statements in Item 8.

                         PACKAGING DYNAMICS CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                      CHARGED TO
                                      BEGINNING    (REVERSED FROM)                                 ENDING
DESCRIPTION                            BALANCE    COSTS AND EXPENSES   ACQUISITIONS   DEDUCTIONS   BALANCE
-----------                           ---------   ------------------   ------------   ----------   -------
For the year ended December 31, 2003
  Allowance for doubtful accounts...     609             (122)                           (112)       375
  Inventory reserves................     241              215                            (144)       312
For the year ended December 31, 2002
  Allowance for doubtful accounts...     373              270               32            (66)       609
  Inventory reserves................     253              230               25           (267)       241
For the year ended December 31, 2001
  Allowance for doubtful accounts...     610             (175)                            (62)       373
  Inventory reserves................     401               38                            (186)       253