Form 10-Q
period 2004-03-31
PACKAGING DYNAMICS CORP
filed 2004-05-13
CIK 1171159

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004              COMMISSION FILE NUMBER 0-49741

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

                                 Yes [ ] No [X]

      At May 5, 2004, there were 9,681,504 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     March 31,   December 31,
                                                                                                       2004         2003
                                                                                                   -----------   ------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents................................................................     $        424  $        453
     Accounts receivable trade (net of allowance for doubtful accounts of $474 and
       $375, respectively)....................................................................           25,812        24,751
     Inventories..............................................................................           22,490        21,740
     Prepaid expenses and other...............................................................            2,425         2,567
                                                                                                   ------------  ------------
          Total current assets................................................................           51,151        49,511
                                                                                                   ------------  ------------
Property, Plant and Equipment:
     Property, plant and equipment............................................................           68,723        67,187
     Less - accumulated depreciation..........................................................          (24,982)      (23,582)
                                                                                                   ------------  ------------
          Total property, plant and equipment.................................................           43,741        43,605
                                                                                                   ------------  ------------
Other Assets:
     Goodwill, net of accumulated amortization................................................           43,423        43,724
     Miscellaneous............................................................................            1,655         1,819
                                                                                                   ------------  ------------
          Total other assets..................................................................           45,078        45,543
                                                                                                   ------------  ------------
Total Assets..................................................................................     $    139,970  $    138,659
                                                                                                   ============  ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt.....................................................     $      6,200  $      5,950
     Accounts payable.........................................................................           22,382        20,385
     Accrued salary and wages.................................................................            3,753         4,081
     Other accrued liabilities................................................................            6,537         6,276
                                                                                                   ------------  ------------
          Total current liabilities...........................................................           38,872        36,692
Long-Term Debt................................................................................           65,100        66,700
Other Liabilities.............................................................................            2,713         2,692
Deferred Income Taxes.........................................................................            1,071         1,185
                                                                                                   ------------  ------------
Total Liabilities.............................................................................          107,756       107,269
                                                                                                   ------------  ------------
Commitments and Contingencies (Note 9)........................................................               --            --
Stockholders' Equity:
     Common stock, $.01 par value -- 40,000,000 shares authorized; (9,681,504
       shares issued and outstanding at March 31, 2004 and December 31, 2003).................               97            97
     Preferred stock, $.01 par value -- 5,000,000 shares authorized; (no shares
       issued or outstanding).................................................................               --            --
    Paid in capital in excess of par value....................................................           46,003        46,003
    Accumulated other comprehensive income....................................................               16           190
    Accumulated Deficit.......................................................................          (13,902)      (14,900)
                                                                                                   ------------  ------------
          Total stockholders' equity..........................................................           32,214        31,390
                                                                                                   ------------  ------------
Total Liabilities and Stockholders' Equity....................................................     $    139,970  $    138,659
                                                                                                   ============  ============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             For the Three Months Ended,
                                                             March 31,           March 31,
                                                               2004               2003
                                                            -----------        -----------
Net sales............................................       $    68,534        $    59,477
Cost of goods sold...................................            59,474             51,549
                                                            -----------        -----------
Gross profit.........................................             9,060              7,928
                                                            -----------        -----------
Operating expenses:
      Selling, general and administrative............             4,552              3,990
      Depreciation and amortization..................               216                194
                                                            -----------        -----------
Total operating expenses.............................             4,768              4,184
                                                            -----------        -----------
Income from operations...............................             4,292              3,744
Interest expense (net)...............................             1,200              1,236
                                                            -----------        -----------
Income before income taxes...........................             3,092              2,508
Income tax provision.................................             1,221                985
                                                            -----------        -----------
Income from continuing operations....................             1,871              1,523
Loss from discontinued operations, net of tax benefit              (389)              (456)
                                                            -----------        -----------
Net income...........................................       $     1,482        $     1,067
                                                            ===========        ===========
Income (loss) per share:
       Basic:
         Continuing operations.......................       $      0.19        $      0.16
         Discontinued operations.....................             (0.04)             (0.05)
                                                            -----------        -----------
         Net income..................................       $      0.15        $      0.11
                                                            ===========        ===========
       Fully diluted:
         Continuing operations.......................       $      0.19        $      0.15
         Discontinued operations.....................             (0.04)             (0.04)
                                                            -----------        -----------
         Net income..................................       $      0.15        $      0.11
                                                            -----------        -----------
Weighted average shares outstanding:
         Basic.......................................         9,681,504          9,657,892
                                                            ===========        ===========
         Fully diluted...............................         9,970,277          9,836,694
                                                            ===========        ===========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    For the Three Months Ended,
                                                                                                 March 31, 2004      March 31, 2003
                                                                                                 --------------      ---------------
Cash flows from operating activities:
     Net income...........................................................................       $        1,482      $        1,067
       Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization...................................................                1,484               2,090
          Amortization of deferred financing costs........................................                   86                 185
          Provision for doubtful accounts and allowances..................................                   94                 (23)
          Deferred income taxes...........................................................                  114                  --
       Changes in assets and liabilities:
             Accounts receivable..........................................................               (1,445)               (774)
             Inventories..................................................................                 (663)             (1,861)
             Other assets.................................................................                 (648)               (553)
             Accounts payable and accrued liabilities.....................................                3,929               5,195
                                                                                                 --------------      --------------
                   Net cash from continuing operating  activities.........................                4,433               5,326
                   Net cash used by discontinued operating activities.....................               (1,232)             (1,118)
                                                                                                 --------------      --------------
                   Net cash from operating activities.....................................                3,201               4,208
                                                                                                 --------------      --------------
Cash flows used by investing activities:
         Additions to property, plant and equipment.......................................               (1,544)             (1,840)
         Acquisition, net of cash acquired................................................                   --                (198)
                                                                                                 --------------      --------------
                   Net cash used by continuing investing activities.......................               (1,544)             (2,038)
                   Net cash from (used by) discontinued investing activities..............                  152                (236)
                                                                                                 --------------      --------------
                   Net cash used by investing activities..................................               (1,392)             (2,274)
                                                                                                 --------------      --------------
Cash flows used by financing activities:
          Principal payments for loan obligations.........................................               (1,250)             (1,680)
          Proceeds under revolving line of credit.........................................               14,600              13,500
          Repayments under revolving line of credit.......................................              (14,700)            (13,500)
          Payment of dividends............................................................                 (484)                 --
          Other, net......................................................................                   (4)                186
                                                                                                 --------------      --------------
                   Net cash used by financing activities..................................               (1,838)             (1,494)
                                                                                                 --------------      --------------
Net increase (decrease) in cash and cash equivalents......................................                  (29)                440
Cash and cash equivalents at beginning of period..........................................                  453               1,864
                                                                                                 --------------      --------------
Cash and cash equivalents at end of period................................................       $          424      $        2,304
                                                                                                 ==============      ==============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Retained      Accumulated
                                            Common Stock                 Earnings        Other
                                          -----------------   Paid In  (Accumulated   Comprehensive   Stockholders'   Comprehensive
                                            Shares   Amount   Capital   Deficit)       Income (Loss)     Equity       Income (Loss)
                                          ---------  ------  --------  ------------   -------------   -------------   -------------
Balance at December 31, 2002              9,618,767  $   96  $ 45,560  $        304   $        (253)  $      45,707
Net loss                                                                    (14,720)                        (14,720)        (14,720)
Exercise of common stock options             62,737       1       443                                           444
Other comprehensive income (loss):
  Net change in fair value of derivative
    instruments, net of income taxes                                                            443             443             443
                                                                                                                      -------------
      Other comprehensive income (loss)                                                                               $     (14,277)
                                                                                                                      =============
Cash dividend ($.05 per share)                                                 (484)                           (484)
                                          ---------  ------  --------  ------------   -------------   -------------
Balance at December 31, 2003              9,681,504  $   97  $ 46,003  $    (14,900)  $         190   $      31,390
Net income                                                                    1,482                           1,482           1,482
Other comprehensive income (loss):
  Net change in fair value of derivative
    instruments, net of income taxes                                                           (174)           (174)           (174)
                                                                                                                      -------------
      Other comprehensive income                                                                                      $       1,308
                                                                                                                      =============
Cash dividend ($.05 per share)                                                 (484)                           (484)
                                          ---------  ------  --------  ------------   -------------   -------------
Balance at March 31, 2004                 9,681,504  $   97  $ 46,003  $    (13,902)  $          16   $      32,214
                                          =========  ======  ========  ============   =============   =============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

GENERAL

      In the opinion of management, the information in the accompanying unaudited consolidated financial statements reflects all adjustments necessary to present fairly the results of operations, cash flows and stockholders' equity for the three months ended March 31, 2004 and March 31, 2003 and the condensed financial position at March 31, 2004. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2003. The consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with our audited annual consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

      Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options (288,773 and 178,802 for the three months ended March 31, 2004 and 2003, respectively). The Company recorded a basic and diluted earnings per share from continuing operations of $0.19 for the three months ending March 31, 2004. The Company recorded a basic and diluted earnings per share from continuing operations of $0.16 and $0.15 for the same period in 2003.

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

      The following table details the calculation of basic and diluted earnings per share for continuing operations:

                                                                        FOR THE THREE MONTHS ENDED
                                                                       ----------------------------
                                                                                MARCH 31,
                                                                       ----------------------------
                                                                           2004           2003
                                                                       -------------  -------------
Income from continuing operations.................................     $       1,871  $       1,523
                                                                       =============  =============
Weighted average shares used to determine basic earnings per
  share from continuing operations................................         9,681,504      9,657,892
Common stock equivalents..........................................           288,773        178,802
                                                                       -------------  -------------
Weighted average shares used to determine diluted earnings
  per share from continuing operations............................         9,970,277      9,836,694
                                                                       =============  =============
Basic earnings per share from continuing operations...............     $        0.19  $        0.16
                                                                       =============  =============
Diluted earnings per share from continuing operations.............     $        0.19  $        0.15
                                                                       =============  =============

DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

      The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity/members' equity through accumulated other comprehensive income (loss) or within operations depending upon the nature of the derivative instrument. The Company maintains interest rate swap agreements that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. Such derivative financial instruments are recorded at fair value, and at March 31, 2004 and December 31, 2003, the fair value approximates a loss of $681 and $394, respectively, which is included in accrued liabilities within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the swap could be settled with a third party, are recorded in other comprehensive income (loss) only to the extent of effectiveness. Any ineffectiveness on the swap would be recognized in the consolidated statement of operations. The differentials to be received or paid under the interest rate swap agreements are recognized in income over the life of the contract as adjustments to interest expense.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company's interest rate swaps were a loss of $681 and $394 at March 31, 2004 and December 31, 2003, respectively.

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

NOTE 3 -- DISCONTINUED OPERATIONS

      During the fourth quarter of 2003, the Company shut down its paper mill, located in Detroit, Michigan, and exited the Specialty Paper operation. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations, the Specialty Paper operation is classified as a discontinued operation. The financial information presented for all prior periods has been reclassified to reflect the Specialty Paper operation as a discontinued operation in the Consolidated Statement of Operations.

      The following table details selected income statement information for the Specialty Paper operation.

                                         THREE MONTHS ENDED
                                      ------------------------
                                              MARCH 31,
                                      ------------------------
                                          2004          2003
                                      -----------   ----------
Sales
  External........................    $        --   $    5,088
  Intercompany....................             --        7,055
  Discounts & Returns.............             --         (111)
                                      -----------   ----------
  Net Sales.......................    $        --   $   12,032
(Loss) income from operations.....    $      (643)  $     (520)
Interest expense..................             --          233
                                      -----------   ----------
Loss before income taxes..........           (643)        (753)
Income tax benefit................            254          297
                                      -----------   ----------
Net loss..........................    $      (389)  $     (456)
                                      ===========   ==========

      The net loss for the first quarter of 2004 represents approximately $795 of pretax administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property offset by approximately $152 of proceeds from the liquidation of equipment.

      The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

                                                                  MARCH 31,        DECEMBER 31,
                                                                 ----------        ------------
                                                                    2004               2003
                                                                 ----------        ------------
Accounts receivable trade (net of allowance for doubtful
  accounts of $38 and $33, respectively).....................    $       30        $        346
Other current assets.........................................           302               1,092
                                                                 ----------        ------------
Total assets of discontinued operations......................           332               1,438
                                                                 ----------        ------------
Accounts payable.............................................           456                 827
Accrued liabilities..........................................         1,548               3,363
                                                                 ----------        ------------
Total liabilities of discontinued operations.................         2,004               4,190
                                                                 ----------        ------------
Net liabilities of discontinued operations...................    $   (1,672)       $     (2,752)
                                                                 ==========        ============

      A summary of the changes in the reserves related to the Company's exit from the Specialty Paper operation is as follows:

                                      SEVERANCE         PENSION
                                         PAY             CHARGE          TOTAL
                                     ----------        --------         ----------
Balance at December 31, 2002......   $       --         $    --         $       --
  Charges to expense..............        2,800             816              3,616
  Cash Payments...................       (1,849)             --             (1,849)
  Reversals.......................           --              --                 --
                                     ----------         -------         ----------
Balance at December 31, 2003......   $      951         $   816         $    1,767
                                     ----------        --------         ----------
  Charges to expense..............           --              --                 --
  Cash Payments...................         (449)             --               (449)
  Reversals.......................           --              --                 --
                                     ----------         -------         ----------
Balance at March 31, 2004.........   $      502         $   816         $    1,318
                                     ==========         =======         ==========

NOTE 4 - ACQUISITIONS

      On December 4, 2003, the Company acquired the net assets of the Iuka Lamination Division ("Iuka") of Ormet Corporation ("Ormet") for $5,000 in cash and incurred $240 in other direct costs. The purchase price allocation reflected in the consolidated balance sheet at December 31, 2003 was based upon preliminary information. During the first quarter of 2004, the purchase price allocation was revised and goodwill was reduced based upon the receipt of additional information. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as reflected at March 31, 2004.

Current assets...................       $   5,233
Property, plant and equipment....           1,490
Intangible assets................              --
Goodwill.........................             454
                                        ---------
  Total assets acquired..........           7,177
                                        ---------
Current liabilities..............          (1,937)
                                        ---------
  Total liabilities assumed......          (1,937)
                                        ---------
Net operating assets acquired....           5,240
  Debt assumed...................              --
                                        ---------
Net assets acquired..............       $   5,240
                                        =========

      The purchase price allocation summarized above excludes the impact of an approximately $704 adjustment (the "Adjustment") to the purchase price in favor of the Company pursuant to the working capital purchase price adjustment mechanism contained in the agreement of sale. Pursuant to an agreement (the "Settlement Agreement") which sets forth the agreement of the parties with respect to the Adjustment, Ormet has agreed to file a petition with the United States Bankruptcy Court of the Southern District of Ohio, which is presiding over Ormet's pending bankruptcy case, seeking approval of the Settlement Agreement and payment of the Adjustment by way of offset against amounts owed to Ormet by the Company.

NOTE 5 -- STOCK BASED COMPENSATION

      At March 31, 2004, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25. The Company's stock-based compensation plans are accounted for under the intrinsic value based method. No compensation expense is reflected in net income in the three months ended March 31, 2004 and March 31, 2003, as all options granted under the plan had an exercise price that was equal to the market price on the date of grant.

      The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            Three Months Ended    Three Months Ended
                                                             March 31, 2004         March 31, 2003
                                                            ------------------    ------------------
Net Income..............................................    $            1,482    $           1,067
Deduct:  Stock-based employee compensation expense
   determined under fair value based method.............                  (222)                  --
                                                            ------------------    -----------------
Pro forma net income....................................    $            1,260    $           1,067
                                                            ==================    =================
Income per share:
   Basic - as reported..................................    $             0.15    $            0.11
                                                            ==================    =================
   Basic - pro forma....................................    $             0.13    $            0.11
                                                            ==================    =================
   Diluted - as reported................................    $             0.15    $            0.11
                                                            ==================    =================
   Diluted - pro forma..................................    $             0.13    $            0.11
                                                            ==================    =================

      The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following assumptions:

                                                         March 31,    March 31,
                                                           2004         2003
                                                         ---------    ---------
Expected option life (years)                                  5            5
Work-Risk-free weighted average interest rate              2.92%        2.62%
Stock price volatility                                     27.5%          35%
Dividend yield                                              1.9%         0.0%

NOTE 6 -- INVENTORIES

      Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at March 31, 2004 and December 31, 2003 consist of the following:

                                              March       December 31,
                                            31, 2004         2003
                                         ------------   --------------
Raw materials                            $     10,918   $        9,892
Work-Work-in-process                            1,403            1,488
Finished goods                                 10,482           10,672
                                         ------------   --------------
                                               22,803           22,052
Obsolescence Reserve                             (313)            (312)
                                         ------------   --------------
Net                                      $     22,490   $       21,740
                                         ============   ==============

NOTE 7 -- LONG-TERM DEBT

      Long-term debt at March 31, 2004 and December 31, 2003 consists of the following:

                                                   March 31,         December 31,
                                                      2004               2003
                                                 -------------      -------------
Senior Credit Facility:
    Tranche A Term Loan
                                                 $      28,000      $      29,000
    Tranche B Term Loan                                 39,500             39,750
    Revolving credit loan                                3,100              3,200
Baxter Springs facility HUD loan                           700                700
                                                 -------------      -------------
    Subtotal                                            71,300             72,650
Current maturities of long term debt                    (6,200)            (5,950)
                                                 -------------      -------------
Long-term debt                                   $      65,100      $      66,700
                                                 =============      =============

      During the third quarter of 2003, the Company refinanced its existing credit facility with a new credit facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a Term A Loan and Term B Loan totaling $70,000 and a $40,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. As of March 31, 2004, the Term A Loan had a balance of $28,000 and will mature in 2008. The required aggregate annual payments, payable in equal quarterly installments, total $4,250, $5,250 $6,250, $7,250 and $6,000 in years 2004 through 2008, respectively, of which $1,000 was paid during the current quarter. As of March 31, 2004, the Term B Loan had a balance of $39,500 and will mature in 2009. The aggregate annual payments, payable in equal quarterly installments, total $1,000 in years 2004 through 2008 and $34,750 in 2009, of which $250 was paid during the current quarter. The revolver had a balance of $3,100 as of March 31, 2004.

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

      At March 31, 2004, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.0% plus LIBOR (1.11%) and 3.5% plus LIBOR (1.11%), respectively, compared with 3.0% plus LIBOR (1.17%) and 4.0% plus LIBOR (1.17%), respectively, at March 31, 2003. As of March 31, 2004, we had interest rate swap agreements with a group of banks having notional amounts totaling $50,000 and with various maturity dates. These agreements effectively fix our LIBOR rate for $25,000 and $25,000 of our Senior Credit Facility indebtedness at rates of 2.34% and 2.91%, respectively.

      Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

    Under the Senior Credit Facility, we are required to comply on a quarterly basis with the following four financial covenants:

      - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 4.5 to 1 at March 31, 2004 to 4 to 1;

      - under the senior leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt (other than subordinated debt) of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 3.5 to 1 at March 31, 2004 to 3 to 1;

      - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments of the Company and its consolidated subsidiaries must be equal to or greater than certain levels increasing from 1.1 to 1 at March 31, 2004 to 1.2 to 1; and

      - under the net worth covenant, Packaging Dynamics' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, commencing with the fiscal quarter ended March 31, 2004 and (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics.

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

      The Senior Credit Facility also contains various negative covenants that, among other things, require Packaging Dynamics and its subsidiaries to limit future borrowings and payments to related parties and restricts Packaging

Dynamics' ability and the ability of its subsidiaries to merge or consolidate. In addition, the Senior Credit Facility prohibits changes in the nature of business conducted by the Company and its subsidiaries. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the Senior Credit Facility.

      The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company ("PDOC") to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of March 31, 2004, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($70,600 as of March 31, 2004) and foreclosure on the collateral securing those obligations.

      We have outstanding obligations under debt agreements with the U.S. Department of Housing and Urban Development, or HUD, in the form of promissory notes payable to the City of Baxter Springs. This loan was refinanced in the third quarter of 2003. The remaining unpaid principal of these notes as of March 31, 2004 was $700 and bear interest at 1.21%, as determined by HUD, and interest is payable on a semi-annual basis. These notes are payable in annual installments of $700 through August 2004. Borrowings are collateralized by a first lien on the land and building at our Baxter Springs, Kansas production facility and by a second lien on specified machinery and equipment. Under specified circumstances, repayment of the borrowings is subordinated to the repayment of obligations under the Senior Credit Facility.

NOTE 8 -- COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                                                         Three Months Ended         Three Months Ended
                                                                           March 31, 2004             March 31, 2003
                                                                         ------------------         ------------------
Net Income...................................................            $            1,482         $            1,067
Net change in fair value of derivative instruments...........                          (174)                        65
                                                                         ------------------         ------------------
Comprehensive income.........................................            $            1,308         $            1,132
                                                                         ==================         ==================

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists entirely of unrecognized gains and losses on derivatives.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

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

      Our manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable. From time to time, we are involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. We believe that we are in material compliance with applicable environmental regulations and do not believe that costs of compliance, if any, will have a material adverse effect on our financial condition, results of operation, or liquidity. In 2004, we will have additional costs related to our ongoing program to clear the site, recover assets and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

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

      The following discussion should be read in conjunction with our interim financial statements and accompanying notes thereto, and the other financial information included elsewhere in this report. This discussion contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. In the discussion that follows, dollar amounts other than per share data are stated in thousands.

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

SUMMARY AND OUTLOOK

      The business experienced strong demand across nearly all end markets. In the first full quarter since its acquisition, the Iuka plant produced sales which exceeded expectations with potential for margin improvements as integration is completed. Despite continued raw material price pressures, operating margin improvements are expected during the balance of 2004 through ongoing productivity and cost reduction programs as well as announced price increases.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2004

NET SALES

      Net sales increased $9,057, or 15.2 %, to $68,534 from $59,477 for the comparable quarter in the prior year. Excluding $5,859 of net sales during the first quarter of 2004 from the Iuka plant which was acquired in December, 2003, net sales increased $3,198, or 5.4%, over the corresponding 2003 period. This increase in net sales, excluding net sales from the Iuka plant, is attributable to a 2.8% increase in the sales of specialty lamination products reflecting volume growth and pricing increases and a 6.3% increase in sales of food packaging products reflecting primarily volume growth.

GROSS PROFIT

      Gross profit for the quarter ended March 31, 2004 increased $1,132, or 14.3%, to $9,060 from $7,928 for the comparable quarter in the prior year mainly due to increased volume from the Company's base business and the recently acquired Iuka plant and positive results from the Company's ongoing cost and productivity initiatives. Gross profit margin was 13.2% during the current quarter of 2004 compared to 13.3% for the comparable quarter in the prior year. The gross profit margin for the current quarter of 2004 was negatively impacted by increased raw materials costs, relatively lower margins in the acquired Iuka plant, operating inefficiencies during the startup of the new equipment and product mix. These were partially offset by increased selling prices and positive results in ongoing costs and productivity initiatives.

OPERATING EXPENSES

      Operating expenses increased by $584, or 14%, to $4,768 for the quarter ended March 31, 2004 compared with $4,184 for the comparable quarter in the prior year, and both periods were at 7% of net sales. The dollar increase is mainly due to increased employee benefit related costs and increased travel expenses related to the acquisition of Iuka.

INCOME FROM OPERATIONS

      Income from operations for the quarter ended March 31, 2004 increased $548, or 14.6%, to $4,292 from $3,744 for the comparable quarter in the prior year mainly due to gross profit partially offset by increased selling, general and administrative expenses as discussed above.

INTEREST EXPENSE

      Interest expense was $1,200 during the first quarter 2004. In the comparable quarter of 2003, the total interest expense was $1,469, of which $1,236 was allocated to continuing operations and $233 was allocated to discontinued operations. The decrease in total interest expense resulted primarily from decreased average outstanding indebtedness and lower interest rates. The average interest rates on borrowings were approximately 4.53% during the first quarter of 2004 compared to 5.18% during the corresponding 2003 period.

INCOME TAXES

      The Company recorded an income tax provision of $1,221 for the first quarter of 2004 compared to a provision of $985 during the corresponding 2003 period. The Company's effective tax rate is approximately 39.5% for the first quarter of 2004 and 2003.

INCOME FROM CONTINUING OPERATIONS

      Income from continuing operations for the first quarter of 2004 was $1,871, or $0.19 per diluted share, a 22.8% increase over income from continuing operations of $1,523, or $0.15 per diluted share, for the corresponding 2003 period. The increase resulted primarily from increased sales as well as the various items impacting gross profit and operating expenses discussed above.

DISCONTINUED OPERATIONS

      Loss from discontinued operations for the first quarter of 2004 was $389, or $0.04 per diluted share, compared to a loss of $456, or $0.04 per diluted share, in the corresponding 2003 period. The net loss for the first quarter of 2004 represents approximately $795 of pretax administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property offset by approximately $152 of proceeds from the liquidation of equipment. The Company is evaluating various alternatives related to the site clearance of the Detroit property as well as possible disposition methods.

EBITDA AND ADJUSTED EBITDA

      In addition to financial results determined in accordance with generally accepted accounting principles ("GAAP"), Packaging Dynamics utilizes non-GAAP financial measures (within the meaning of Regulation G promulgated by the Securities and Exchange Commission). These measures should be considered in addition to results prepared in accordance with GAAP, but are not a substitute for or superior to GAAP results. Non-GAAP financial measures are used because management believes this information provides investors useful information in evaluating the results of the continuing operations. The non-GAAP measure of adjusted EBITDA is presented to supplement the consolidated financial statements in accordance with GAAP. The Company defines EBITDA as income from operations plus depreciation and amortization. Specifically, management believes that adjusted EBITDA is of interest to its investors and lenders in relation to its debt covenants, as certain of its debt covenants include adjusted EBITDA as a performance measure. Refer to Note 7 of the financial statements for additional disclosure of these debt covenants.

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

      Adjusted EBITDA for the three months ended March 31, 2004 and 2003 is computed as follows:

                                                    For the Three Months Ended,
                                                    March 31,          March 31,
                                                      2004               2003
                                                  ------------     -------------
Income from continuing operations                 $      1,871     $       1,523
Income tax provision                                     1,221               985
Interest expense                                         1,200             1,236
Depreciation and amortization                            1,484             1,519
                                                  ------------     -------------
    EBITDA                                               5,776             5,263
Non-recurring and unusual items:                            --                --
                                                  ------------     -------------
Adjusted EBITDA                                   $      5,776     $       5,263
                                                  ============     =============

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, we had cash and cash equivalents of $424, and $35,161 was available under the revolving portion of the Senior Credit Facility, after taking into account $1,739 in letter of credits outstanding. Our working capital at March 31, 2004 was $12,279 compared to $12,819 for the comparable period at March 31, 2003.

      Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

      We generated $3,201 of cash from operating activities in the three months ended March 31, 2004 compared to $4,208 for the same period in 2003. This decrease was primarily related to the change in certain components of net working capital during the three months ended March 31, 2004 compared to the same period in 2003.

      Cash used by discontinued operating activities in the three months ended March 31, 2004 was $1,232 compared to $1,118 for the comparable period ended March 31, 2003. Refer to the Discontinued Operations section of Management's Discussion and Analysis for additional details regarding the first quarter of 2004.

      Cash used by investing activities was $1,392 for the three months ended March 31, 2004 compared to $2,274 for the same period in 2003. This change was primarily due to decreased capital expenditures for continuing operations in the three months ended March 31, 2004 compared to the same period in 2003. In addition, in 2003, there was an acquisition expenditure of $198 related to the acquisition of Wolf Packaging Inc. and $236 of capital spending related to discontinued operations. In the first three months of 2004, there were sales of assets related to discontinued operations generating cash proceeds of $152. Capital expenditures in continuing operations were $1,544 and $1,840 during the three months ended March 31, 2004 and 2003, respectively. The decrease in capital expenditures during 2004 compared to 2003 resulted primarily from expenditures made for two new bag machines in the first quarter of 2003. At March 31, 2004, we have capital projects ongoing at all converting locations. In 2004, capital expenditures are expected to be approximately $6,000.

      Cash used by financing activities was $1,838 for the three months ended March 31, 2004 compared to $1,494 for the same period in 2003. The change was primarily due to a quarterly cash dividend paid in the first quarter of 2004.

      In October 2003, the Company announced a cash dividend of $0.05 per common share, $484 in the aggregate, which was paid on January 6, 2004 to shareholders of record as of December 15, 2003. In March 2004, the Company announced a cash dividend of $0.05 per common share, $484 in the aggregate, which was paid on April 5, 2004 to shareholders of record on March 17, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 2004, we had interest rate swap agreements with a group of banks having notional amounts totaling $50,000 with various maturity dates through December 10, 2006. Beginning on December 10, 2003, we have a no cost collar agreement with a notional amount of $25,000 maturing on December 10, 2004. This collar agreement effectively fixes the LIBOR base rate for $25,000 of our Senior Credit Facility indebtedness at a maximum of 3.97% and allow for us to pay the market LIBOR from a floor of 2.34% to the maximum rate. Effective December 31, 2003, the Company has an interest rate swap agreement effectively fixing our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. If LIBOR falls below 2.34%, we are required to pay the floor rate of 2.91%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

      Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $681 as of March 31, 2004 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

Substantially all of our sales, including export sales, are denominated in United States Dollars in order to reduce our exposure to changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

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

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

      Certain statements included in this annual report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three Months Ended March 31, 2004 and March 31, 2003 - Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and - Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            Exhibit No.                       Description
              31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32           Certification of CEO and CFO pursuant to 18 U.S.C.,
                            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

            Current Report on Form 8-K regarding Packaging Dynamics Corporation's first quarter 2004 earnings release and conference call, filed on February 5, 2004.

                             SIGNATURE PAGE FOLLOWS

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PACKAGING DYNAMICS CORPORATION

                                      By: /s/ HENRY C. NEWELL
                                      ------------------------------------------
                                      HENRY C. NEWELL
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

May 13, 2004