Form 10-Q
period 2004-06-30
PACKAGING DYNAMICS CORP
filed 2004-08-13
CIK 1171159

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004              COMMISSION FILE NUMBER 0-49741

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

                                 Yes [ ] No [X]

      At August 2, 2004, there were 9,681,504 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      June 30,   December 31,
                                                                                       2004         2003
                                                                                      --------   ------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents ...................................................   $   1,262    $     453
     Accounts receivable trade (net of allowance for doubtful accounts of $477 and
       $375, respectively) .......................................................      25,664       24,751
     Inventories .................................................................      22,266       21,740
     Prepaid expenses and other ..................................................       2,631        2,567
                                                                                     ---------    ---------
          Total current assets ...................................................      51,823       49,511
                                                                                     ---------    ---------
Property, Plant and Equipment:
     Property, plant and equipment ...............................................      70,440       67,187
     Less - accumulated depreciation .............................................     (26,183)     (23,582)
                                                                                     ---------    ---------
          Total property, plant and equipment ....................................      44,257       43,605
                                                                                     ---------    ---------
Other Assets:
     Goodwill, net of accumulated amortization ...................................      42,969       43,724
     Miscellaneous ...............................................................       1,612        1,819
                                                                                     ---------    ---------
          Total other assets .....................................................      44,581       45,543
                                                                                     ---------    ---------
Total Assets .....................................................................   $ 140,661    $ 138,659
                                                                                     =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt ........................................   $   6,450    $   5,950
     Accounts payable ............................................................      21,938       20,385
     Accrued salary and wages ....................................................       4,138        4,081
     Other accrued liabilities ...................................................       6,218        6,276
                                                                                     ---------    ---------
          Total current liabilities ..............................................      38,744       36,692

Long-Term Debt ...................................................................      61,400       66,700
Other Liabilities ................................................................       2,712        2,692
Deferred Income Taxes ............................................................       3,477        1,185
                                                                                     ---------    ---------
Total Liabilities ................................................................     106,333      107,269
                                                                                     ---------    ---------

Commitments and Contingencies (Note 9) ...........................................          --           --

Stockholders' Equity:
     Common stock, $.01 par value -- 40,000,000 shares authorized;
    (9,681,504 shares issued and outstanding at June 30, 2004 and December 31,
     2003) .......................................................................          97           97
     Preferred stock, $.01 par value -- 5,000,000 shares authorized; (no shares
     issued or outstanding) ......................................................          --           --
     Paid in capital in excess of par value ......................................      46,003       46,003
     Accumulated other comprehensive income ......................................         164          190
     Accumulated Deficit .........................................................     (11,936)     (14,900)
                                                                                     ---------    ---------
          Total stockholders' equity .............................................      34,328       31,390
                                                                                     ---------    ---------
Total Liabilities and Stockholders' Equity .......................................   $ 140,661    $ 138,659
                                                                                     =========    =========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             For the Three Months Ended,     For the Six Months Ended,
                                                              June 30,         June 30,        June 30,       June 30,
                                                                2004           2003             2004            2003
                                                            ------------    ------------    ------------    ------------
Net sales ...............................................   $     69,742    $     60,990    $    138,276    $    120,467
Cost of goods sold ......................................         59,575          52,165         119,049         103,714
                                                            ------------    ------------    ------------    ------------
Gross profit ............................................         10,167           8,825          19,227          16,753
                                                            ------------    ------------    ------------    ------------
Operating expenses:
      Selling, general and administrative ...............          4,378           3,398           8,930           7,388
      Depreciation and amortization .....................             69             199             285             393
                                                            ------------    ------------    ------------    ------------
Total operating expenses ................................          4,447           3,597           9,215           7,781
                                                            ------------    ------------    ------------    ------------
Income from operations ..................................          5,720           5,228          10,012           8,972

Interest expense (net) ..................................          1,158           1,391           2,358           2,627
                                                            ------------    ------------    ------------    ------------

Income before income taxes ..............................          4,562           3,837           7,654           6,345
Income tax provision ....................................          1,802           1,516           3,023           2,501
                                                            ------------    ------------    ------------    ------------
Income from continuing operations .......................          2,760           2,321           4,631           3,844
Loss from discontinued operations, net of tax benefit....           (310)           (806)           (699)         (1,262)
                                                            ------------    ------------    ------------    ------------

Net income ..............................................   $      2,450    $      1,515    $      3,932    $      2,582
                                                            ============    ============    ============    ============

Income (loss) per share:
       Basic:
         Continuing operations ..........................   $       0.29    $       0.24    $       0.48    $       0.40
         Discontinued operations ........................          (0.04)          (0.08)          (0.07)          (0.13)
                                                            ------------    ------------    ------------    ------------
         Net income .....................................   $       0.25    $       0.16    $       0.41    $       0.27
                                                            ============    ============    ============    ============

       Fully diluted:

         Continuing operations ..........................   $       0.28    $       0.24    $       0.46    $       0.40
         Discontinued operations ........................          (0.04)          (0.08)          (0.07)          (0.13)
                                                            ------------    ------------    ------------    ------------
         Net income .....................................   $       0.24    $       0.16    $       0.39    $       0.27
                                                            ============    ============    ============    ============
Weighted average shares outstanding:

         Basic ..........................................      9,681,504       9,668,304       9,681,504       9,652,862
                                                            ============    ============    ============    ============
         Fully diluted ..................................     10,014,800       9,760,456       9,993,806       9,713,611
                                                            ============    ============    ============    ============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     For the Six Months Ended,
                                                                                    June 30, 2004  June 30, 2003
                                                                                    -------------  -------------
Cash flows from operating activities:
     Net income .................................................................    $   3,932       $   2,582
       Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization .........................................        2,819           4,097
          Amortization of deferred financing costs ..............................          172             522
          Loss on disposal of equipment .........................................           --               7
          Provision for doubtful accounts and allowances ........................           98             (66)
          Deferred income taxes .................................................        2,292              --
         Changes in assets and liabilities:
             Accounts receivable ................................................       (1,316)         (1,240)
             Inventories ........................................................         (439)          1,201
             Other assets .......................................................       (1,140)           (201)
             Accounts payable and accrued liabilities ...........................        4,621           2,567
                                                                                     ---------       ---------
                   Net cash from continuing operating activities ................       11,039           9,469)
                   Net cash used by discontinued operating activities ...........       (1,779)         (1,891)
                                                                                     ---------       ---------
                   Net cash from operating activities ...........................        9,260           7,578
                                                                                     ---------       ---------
Cash flows used by investing activities:
         Additions to property, plant and equipment .............................       (3,653)         (2,566)
         Acquisition, net of cash acquired ......................................          704            (198)
         Proceeds from sale of assets ...........................................           --               2
                                                                                     ---------       ---------
                   Net cash used by continuing investing activities .............       (2,949)         (2,762)
                   Net cash from (used by) discontinued investing activities ....          411            (574)
                                                                                     ---------       ---------
                   Net cash used by investing activities ........................       (2,538)         (3,336)
                                                                                     ---------       ---------
Cash flows used by financing activities:
          Principal payments for loan obligations ...............................       (2,500)         (3,360)
          Proceeds under revolving line of credit ...............................       27,800          23,500
          Repayments under revolving line of credit .............................      (30,100)        (23,500)
          Payment of dividends ..................................................         (968)             --
          Other, net ............................................................         (145)            131
                                                                                     ---------       ---------
                   Net cash used by financing activities ........................       (5,913)         (3,229)
                                                                                     ---------       ---------
Net increase in cash and cash equivalents .......................................          809           1,013
Cash and cash equivalents at beginning of period ................................          453           1,864
                                                                                     ---------       ---------
Cash and cash equivalents at end of period ......................................    $   1,262       $   2,877
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

                         PACKAGING DYNAMICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Retained
                                                 Common Stock                              Earnings
                                                 ------------                             (Accumulated
                                               Shares      Amount     Paid In Capital       Deficit)
                                               ------      ------     ---------------       --------
Balance at December 31, 2002                  9,618,767    $    96     $     45,560       $        304

Net loss..................................                                                     (14,720)
Exercise of common stock options..........       62,737          1              443
Other comprehensive income (loss):

   Net change in fair value of derivative
       instruments, net of income taxes...

           Other comprehensive income (loss)

Cash dividend ($.05 per share) ...........                                                        (484)
                                              ---------    -------     ------------       ------------
Balance at December 31, 2003..............    9,681,504    $    97     $     46,003       $    (14,900)

Net income................................                                                       3,932
Other comprehensive income (loss):
    Net change in fair value of derivative
       instruments, net of income taxes...

           Other comprehensive income.....

Cash dividend ($.10 per share) ...........                                                        (968)
                                              ---------    -------     ------------       ------------
Balance at June 30, 2004..................    9,681,504    $    97      $    46,003       $    (11,936)
                                              =========    =======      ===========       ============

                                               Accumulated
                                                  Other
                                              Comprehensive    Stockholders'   Comprehensive
                                              Income (Loss)       Equity       Income (Loss)
                                              -------------       ------       -------------
Balance at December 31, 2002                  $        (253)   $    45,707

Net loss..................................                         (14,720)        (14,720)
Exercise of common stock options..........                             444
Other comprehensive income (loss):

   Net change in fair value of derivative
       instruments, net of income taxes...              443            443             443
                                                                               -----------
           Other comprehensive income (loss)                                   $   (14,277)
                                                                               ===========
Cash dividend ($.05 per share) ...........                           (484)
                                              -------------    -----------
Balance at December 31, 2003..............    $         190    $    31,390

Net income................................                           3,932           3,932
Other comprehensive income (loss):
    Net change in fair value of derivative
       instruments, net of income taxes...              (26)           (26)            (26)
                                                                               -----------
           Other comprehensive income.....                                     $     3,906
                                                                               ===========
Cash dividend ($.10 per share) ...........                            (968)
                                              -------------    -----------
Balance at June 30, 2004..................    $         164    $    34,328
                                              =============    ===========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

GENERAL

      In the opinion of management, the information in the accompanying unaudited consolidated financial statements reflects all adjustments necessary to fairly present the results of operations, financial position and cash flows. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2003. The consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with our audited annual consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT

      The Company capitalizes expenditures for additions and major improvement at cost and charges to operating expenses the cost of maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method over the estimated useful lives (generally 31 years for buildings, 15 to 31 years for improvements and 7 to 20 years for machinery and equipment). During the second quarter of 2004, the Company changed the estimate of useful lives for certain of its major converting machinery and equipment from 12 years to 20 years resulting in a net reduction of annual depreciation expense of $110. Assets recorded under capital leases are amortized over the shorter of the life of the lease or useful life.

      The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in the current operating results.

EARNINGS PER SHARE

      Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options (333,296 and 92,152 for the three months ended June 30, 2004 and 2003, respectively and 312,302 and 60,749 for the six months ended June 30, 2004 and 2003, respectively).

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

      The following table details the calculation of basic and diluted earnings per share for continuing operations:

                                                               FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                               2004           2003            2004           2003
                                                            -----------    -----------    -----------    -----------
Income from continuing operations ......................    $     2,760    $     2,321    $     4,631    $     3,844
                                                            ===========    ===========    ===========    ===========
Weighted average shares used to determine basic earnings
   per share from continuing operations ................      9,681,504      9,668,304      9,681,504      9,652,862
Common stock equivalents ...............................        333,296         92,152        312,302         60,749
                                                            -----------    -----------    -----------    -----------
Weighted average shares used to determine diluted
  earnings per share from continuing operations ........     10,014,800      9,760,456      9,993,806      9,713,611
                                                            ===========    ===========    ===========    ===========
Basic earnings per share from continuing operations ....    $      0.29    $      0.24    $      0.48    $      0.40
                                                            ===========    ===========    ===========    ===========
Diluted earnings per share from continuing operations ..    $      0.28    $      0.24    $      0.46    $      0.40
                                                            ===========    ===========    ===========    ===========

DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

      The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity through accumulated other comprehensive income (loss) or within operations depending upon the nature of the derivative instrument. The Company maintains interest rate swap agreements that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. Such derivative financial instruments are recorded at fair value, and at June 30, 2004 and December 31, 2003, the fair value approximates a loss of $410 and $394, respectively, which is included in accrued liabilities within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the swap could be settled with a third party, are recorded in other comprehensive income (loss) only to the extent of effectiveness. Any ineffectiveness on the swap would be recognized in the consolidated statement of operations. The differentials to be received or paid under the interest rate swap agreements are recognized in income over the life of the contract as adjustments to interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company's interest rate swaps were a loss of $410 and $394 at June 30, 2004 and December 31, 2003, respectively.

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

      The following table details selected income statement information for the Specialty Paper operation.

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30,                  JUNE 30,
                                 ---------------------     ---------------------
                                   2004         2003         2004         2003
                                 --------     --------     --------     --------
Sales
  External ..................    $     --     $  4,573     $     --     $  9,661
  Intercompany ..............          --        6,928           --       13,983
  Discounts & Returns .......          --         (146)          --         (257)
                                 --------     --------     --------     --------
  Net Sales .................    $     --     $ 11,355     $     --     $ 23,387
                                 ========     ========     ========     ========
(Loss) income from operations    $   (513)    $ (1,070)    $ (1,156)    $ (1,590)
Interest expense ............          --          263           --          496
                                 --------     --------     --------     --------
Loss before income taxes ....        (513)      (1,333)      (1,156)      (2,086)
Income tax benefit ..........         203          527          457          824
                                 --------     --------     --------     --------
Net loss ....................    $   (310)    $   (806)    $   (699)    $ (1,262)
                                 ========     ========     ========     ========

      The net loss for the three and six months ended June 30, 2004 represents approximately $772 and $1,567, respectively, of pretax administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property offset by approximately $259 and $411, respectively, of proceeds from the liquidation of equipment.

      The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

                                                              JUNE 30,     DECEMBER 31,
                                                               2004           2003
                                                             ---------      ---------
Accounts receivable trade (net of allowance for doubtful
  accounts of $37 and $33, respectively) ...............     $      15      $     346
Other current assets ...................................            80          1,092
                                                             ---------      ---------
Total assets of discontinued operations ................            95          1,438
                                                             ---------      ---------
Accounts payable .......................................            95            827
Accrued liabilities ....................................         1,384          3,363
                                                             ---------      ---------
Total liabilities of discontinued operations ...........         1,479          4,190
                                                             ---------      ---------
Net liabilities of discontinued operations .............     $  (1,384)     $  (2,752)
                                                             =========      =========

      A summary of the changes in the reserves related to the Company's exit from the Specialty Paper operation is as follows:

                                 SEVERANCE       PENSION
                                AND BENEFIT      CHARGE         TOTAL
                                -----------     ---------     --------
Balance at December 31, 2002     $      --      $      --     $      --
  Charges to expense .......         2,800            816         3,616
  Cash Payments ............        (1,849)            --        (1,849)
  Reversals ................            --             --            --
                                 ---------      ---------     ---------
Balance at December 31, 2003     $     951      $     816     $   1,767
                                 ---------      ---------     ---------
  Cash Payments ............          (732)            --          (732)
  Charges to expense .......           181             --           181
                                 ---------      ---------     ---------
Balance at June 30, 2004 ...     $     400      $     816     $   1,216
                                 =========      =========     =========

NOTE 4 - ACQUISITIONS

      On December 4, 2003, the Company acquired the net assets of the Iuka Lamination Division ("Iuka") of Ormet Corporation ("Ormet") for $4,296 comprised of $5,000 in cash paid at closing less $704 received during the second quarter of 2004 pursuant to a settlement agreement with Ormet, as approved by the United States Bankruptcy court presiding over Ormet's bankruptcy case, with respect to the working capital adjustment mechanism contained in the agreement of sale. In addition, the Company incurred $218 in other direct costs related to the acquisition. The purchase price allocations reflected in the consolidated balance sheet at December 31, 2003 and March 31, 2004 were based upon preliminary information. During the second quarter of 2004, the purchase price allocation was revised to reflect receipt of the $704 pursuant to the working capital adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as reflected at June 30, 2004.

Current assets ..............     $   5,233
Property, plant and equipment         1,218
Intangible assets ...........            --
Goodwill ....................            --
                                  ---------
  Total assets acquired .....         6,451
                                  ---------
Current liabilities .........        (1,937)
                                  ---------
  Total liabilities assumed .        (1,937)
                                  ---------
Net operating assets acquired         4,514
  Debt assumed ..............            --
                                  ---------
Net assets acquired .........     $   4,514
                                  =========

NOTE 5 -- STOCK BASED COMPENSATION

      At June 30, 2004, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25. The Company's stock-based compensation plans are accounted for under the intrinsic value based method. No compensation expense is reflected in net income in the three and six months ended June 30, 2004 and June 30, 2003, as all options granted under the plan had an exercise price that was equal to the market price on the date of grant.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.

                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                       -----------------------------------     -----------------------------------
                                                            2004                2003                2004                2003
                                                       ---------------     ---------------     ---------------     ---------------
Net Income .......................................     $         2,450     $         1,515     $         3,932     $         2,582
Deduct:  Stock-based employee compensation expense
determined under fair value based method .........                (222)                (16)               (444)                (16)
                                                       ---------------     ---------------     ---------------     ---------------
Pro forma net income .............................     $         2,228     $         1,499     $         3,488     $         2,566
                                                       ===============     ===============     ===============     ===============
 Income per share:

     Basic - as reported .........................     $          0.25     $          0.16     $          0.41     $          0.27
                                                       ===============     ===============     ===============     ===============
     Basic - proforma ............................     $          0.23     $          0.16     $          0.36     $          0.27
                                                       ===============     ===============     ===============     ===============
     Diluted - as reported .......................     $          0.24     $          0.16     $          0.39     $          0.27
                                                       ===============     ===============     ===============     ===============
     Diluted - proforma ..........................     $          0.22     $          0.15     $          0.35     $          0.26
                                                       ===============     ===============     ===============     ===============

      The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following assumptions:

                                                   June 30,     June 30,
                                                    2004          2003
                                                  ---------     ---------
Expected option life (years) ................            5             5
Work-Risk-free weighted average interest rate         2.92%         2.42%
Stock price volatility ......................         27.5%           35%
Dividend yield ..............................          1.9%          0.0%

NOTE 6 -- INVENTORIES

      Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at June 30, 2004 and December 31, 2003 consist of the following:

                          June 30,      December 31,
                            2004            2003
                         ----------     ------------
Raw materials ......     $   10,244      $    9,892
Work-Work-in-process          1,442           1,488
Finished goods .....         10,806          10,672
                         ----------     -----------
                             22,492          22,052
Obsolescence Reserve           (226)           (312)
                         ----------     -----------
Net ................     $   22,266      $   21,740
                         ==========     ===========

NOTE 7 -- LONG-TERM DEBT

      Long-term debt at June 30, 2004 and December 31, 2003 consists of the following:

                                          June 30,      December 31,
                                            2004            2003
                                         ----------     ------------
Senior Credit Facility:
    Tranche A Term Loan ............     $   27,000      $   29,000
    Tranche B Term Loan ............         39,250          39,750
    Revolving credit loan ..........            900           3,200
Baxter Springs facility HUD loan ...            700             700
                                         ----------     -----------
    Subtotal .......................         67,850          72,650
Current maturities of long term debt         (6,450)         (5,950)
                                         ----------     -----------
Long-term debt .....................     $   61,400      $   66,700
                                         ==========     ===========

      During the third quarter of 2003, the Company refinanced its existing credit facility with a new credit facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a Term A Loan and Term B Loan totaling $70,000 and a $40,000 revolving credit facility, up to $5,000 of which may be in the form of letters of credit. As of June 30, 2004, the Term A Loan had a balance of $27,000 and will mature in 2008. The required aggregate annual payments, payable in equal quarterly installments, total $4,250, $5,250 $6,250, $7,250 and $6,000 in years 2004 through 2008, respectively, of which $1,000 was paid during the current quarter. As of June 30, 2004, the Term B Loan had a balance of $39,250 and will mature in 2009. The aggregate annual payments, payable in equal quarterly installments, total $1,000 in years 2004 through 2008 and $34,750 in 2009, of which $250 was paid during the current quarter. The revolver had a balance of $900 as of June 30, 2004.

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

      At June 30, 2004, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.0% plus LIBOR (1.59%) and 3.5% plus LIBOR (1.59%), respectively, compared with 3.0% plus

LIBOR (1.21%) and 3.75% plus LIBOR (1.21%), respectively, at June 30, 2003. As of June 30, 2004, we had interest rate swap agreements with a group of banks having notional amounts totaling $50,000 and with various maturity dates. These agreements effectively fix our LIBOR rate for $25,000 and $25,000 of our Senior Credit Facility indebtedness at rates of 2.34% and 2.91%, respectively.

      Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

      Under the Senior Credit Facility, we are required to comply on a quarterly basis with the following four financial covenants:

      - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 4.5 to 1 at June 30, 2004 to 4 to 1;

      - under the senior leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt (other than subordinated debt) of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing various levels from 3.5 to 1 at June 30, 2004 to 3 to 1;

      - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments of the Company and its consolidated subsidiaries must be equal to or greater than certain levels increasing from 1.1 to 1 at June 30, 2004 to 1.2 to 1; and

      - under the net worth covenant, Packaging Dynamics' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, and (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics.

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

      The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company ("PDOC") to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of June 30, 2004, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($67,150 as of June 30, 2004) and foreclosure on the collateral securing those obligations.

      We have outstanding obligations under debt agreements with the U.S. Department of Housing and Urban Development, or HUD, in the form of promissory notes payable to the City of Baxter Springs. This loan was refinanced in the third quarter of 2003. The remaining unpaid principal of these notes as of June 30, 2004 was $700 and bear interest at 1.21%, as determined by HUD, and interest is payable on a semi-annual basis. These notes are payable in annual installments of $700 through August 2004. Borrowings are collateralized by a first lien on the land and building at our Baxter Springs, Kansas production facility and by a second lien on specified machinery and equipment. Under specified circumstances, repayment of the borrowings is subordinated to the repayment of obligations under the Senior Credit Facility.

NOTE 8 -- COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                       ------------------------- ----------------------
                                                         2004         2003         2004          2003
                                                       --------     ------------ --------      --------
Net Income .......................................     $  2,450     $  1,515     $  3,932      $  2,582
Net change in fair value of derivative instruments          148          108          (26)          174
                                                       --------     --------     --------      --------
Comprehensive income .............................     $  2,598     $  1,623     $  3,906      $  2,756
                                                       ========     ========     ========      ========

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists entirely of unrecognized gains and losses on derivatives related to interest rate swaps.

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

NOTE 10 -- SUBSEQUENT EVENT

On August 6, 2004, we announced that we had entered into a definitive agreement to acquire Papercon, Inc. ("Papercon") in a transaction valued at approximately $68.4 million, net of cash balances acquired and subject to adjustment, comprised of $46 million of cash payable at closing, a $7 million two year note payable bearing a 5% annual interest rate, 833,333 shares of Packaging Dynamics common stock valued at $11.7 million based upon the August 5th closing price of $13.99 per share, and $3.7 million representing the present value of amounts payable pursuant to a non-compete agreement. The transaction is subject to customary closing conditions for a transaction of this type and is expected to close by the end of the third quarter, 2004. In addition, we announced that we reached an agreement to amend our existing Senior Credit Facility in order to finance the cash requirements of the transaction and ongoing corporate needs. The amendment, which becomes effective upon the closing of the acquisition, provides for an incremental $45 million tranche B term loan and a $10 million expansion of the revolving credit facility.

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

SUMMARY AND OUTLOOK

      The business is experiencing solid revenue performance in each of our product areas. An increasing percentage of our top line growth will come from new product introductions in the upcoming quarters. The Company continues to invest in upgrading our product capabilities and improving productivity. The Company is continuing to invest considerable time and effort into developing logical acquisition candidates that have the potential to extend both geographic presence and product.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2004

NET SALES

      Net sales increased $8,752, or 14.3 %, to $69,742 from $60,990 for the comparable quarter in the prior year. Approximately 50% of this increase was attributable to the Iuka plant which the Company acquired in December 2003. The remainder of the increase was attributable to a combination of unit volume growth in key end markets as well as the impact of raw material related pricing actions.

GROSS PROFIT

      Gross profit for the quarter ended June 30, 2004 increased $1,342, or 15.2%, to $10,167 from $8,825 for the comparable quarter in the prior year mainly due to increased sales from the Company's base business and earnings from the recently acquired Iuka plant and positive results from the Company's ongoing cost and productivity initiatives, partially offset by timing differences in the pass through of raw material cost increases and higher operating expenses. Gross profit margin was 14.6% during the current quarter of 2004 compared to 14.5% for the comparable quarter in the prior year.

OPERATING EXPENSES

      Operating expenses increased by $850, or 23.6%, to $4,447 for the quarter ended June 30, 2004 compared with $3,597 for the comparable quarter in the prior year. Operating expenses as a % of net sales was 6.4% for the quarter ended June 30, 2004 compared to 5.9% for the comparable quarter in the prior year. The dollar increase is mainly due to increased employee related costs, consulting expense and travel expenses related to the acquisition of Iuka, partially offset by capitalized salary costs related to IT upgrades in financial reporting.

INCOME FROM OPERATIONS

      Income from operations for the quarter ended June 30, 2004 increased $492, or 9.4%, to $5,720 from $5,228 for the comparable quarter in the prior year mainly due to increased gross profit partially offset by increased operating expenses as discussed above.

INTEREST EXPENSE

      Interest expense was $1,158 during the second quarter 2004. In the comparable quarter of 2003, the total interest expense was $1,654, of which $1,391 was allocated to continuing operations and $263 was allocated to discontinued operations. The decrease in total interest expense resulted primarily from decreased average outstanding indebtedness and lower interest rates. The average interest rates on borrowings were approximately 4.54% during the second quarter of 2004 compared to 5.35% during the corresponding 2003 period.

INCOME TAXES

      The Company recorded an income tax provision of $1,802 for the second quarter of 2004 compared to a provision of $1,516 during the corresponding 2003 period. The Company's effective tax rate is approximately 39.5% for the second quarter of 2004 and 2003.

INCOME FROM CONTINUING OPERATIONS

      Income from continuing operations for the second quarter of 2004 was $2,760, or $0.28 per diluted share, a 18.9% increase over income from continuing operations of $2,321, or $0.24 per diluted share, for the corresponding 2003 period. The increase resulted primarily from increased sales as well as the various items impacting gross profit and operating expenses discussed above.

DISCONTINUED OPERATIONS

      Loss from discontinued operations for the second quarter of 2004 was $310, or $0.04 per diluted share, compared to a loss of $806, or $0.08 per diluted share, in the corresponding 2003 period. The net loss for the second quarter of 2004 represents approximately $772 of pretax administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property offset by approximately $259 of proceeds from the liquidation of equipment. The Company is evaluating various alternatives related to the site clearance of the Detroit property as well as possible disposition methods.

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

      Adjusted EBITDA for the three months ended June 30, 2004 and 2003 is computed as follows:

                                                                      For the Three Months Ended,
                                                                   June 30, 2004     June 30, 2003
                                                                   --------------    -------------
Income from continuing operations                                    $   2,760         $   2,321
Income tax provision                                                     1,802             1,516
Interest expense                                                         1,158             1,391
Depreciation and amortization                                            1,335             1,437
                                                                     ---------         ---------
   EBITDA                                                                7,055             6,665
Non-recurring and unusual items:                                            --                --
                                                                     ---------         ---------
Adjusted EBITDA                                                      $   7,055         $   6,665
                                                                     ---------         ---------

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2004

NET SALES

      Net sales increased $17,809, or 14.8 %, to $138,276 from $120,467 for the comparable six months in the prior year. Approximately 50% of this increase was attributable to the Iuka plant which the Company acquired in December 2003. The remainder of the increase was attributable to a combination of unit volume growth in key end markets as well as the impact of raw material related pricing actions.

GROSS PROFIT

      Gross profit for the six months ended June 30, 2004 increased $2,474, or 14.8%, to $19,227 from $16,753 for the comparable period in the prior year mainly due to increased sales from the Company's base business and earnings from the recently acquired Iuka plant and positive results from the Company's ongoing cost and productivity initiatives, partially offset by timing differences in the pass through of raw material cost increases and higher operating expenses. Gross profit margin was 13.9% for both six month periods

OPERATING EXPENSES

      Operating expenses increased by $1,434, or 18.4%, to $9,215 for the six months ended June 30, 2004 compared with $7,781 for the comparable period in the prior year. Operating expenses as a % of net sales was 6.7% for the six months ended June 30, 2004 compared to 6.5% for the comparable period in the prior year. The dollar increase is mainly due to increased employee related costs, consulting expense and travel expenses related to the acquisition of Iuka, partially offset by capitalized salary costs related to IT upgrades in financial reporting.

INCOME FROM OPERATIONS

      Income from operations for the six months ended June 30, 2004 increased $1,040, or 11.6%, to $10,012 from $8,972 for the comparable period in the prior year mainly due to gross profit partially offset by increased operating expenses as discussed above.

INTEREST EXPENSE

      Interest expense was $2,358 during the first six months of 2004. In the comparable period of 2003, the total interest expense was $3,123, of which $2,627 was allocated to continuing operations and $496 was allocated to discontinued operations. The decrease in total interest expense resulted primarily from decreased average outstanding indebtedness and lower interest rates. The average interest rates on borrowings were approximately 4.54% during the first six months of 2004 compared to 5.27% during the corresponding 2003 period.

INCOME TAXES

      The Company recorded an income tax provision of $3,023 for the first six months of 2004 compared to a provision of $2,501 during the corresponding 2003 period. The Company's effective tax rate is approximately 39.5% for the first six months of 2004 and 2003.

INCOME FROM CONTINUING OPERATIONS

      Income from continuing operations for the first six months of 2004 was $4,631, or $0.46 per diluted share, a 20.5% increase over income from continuing operations of $3,844, or $0.40 per diluted share, for the corresponding 2003 period. The increase resulted primarily from increased sales as well as the various items impacting gross profit and operating expenses discussed above.

DISCONTINUED OPERATIONS

      Loss from discontinued operations for the first six months of 2004 was $699, or $0.07 per diluted share, compared to a loss of $1,262, or $0.13 per diluted share, in the corresponding 2003 period. The net loss for the first six months of 2004 represents approximately $1,567 of pretax administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property offset by approximately $411 of proceeds from the liquidation of equipment. The Company is evaluating various alternatives related to the site clearance of the Detroit property as well as possible disposition methods.

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

      Adjusted EBITDA for the six months ended June 30, 2004 and 2003 is computed as follows:

                                                                               For the Six Months Ended,
                                                                           June 30, 2004      June 30, 2004
                                                                           -------------      -------------
Income from continuing operations                                          $    4,631         $    3,844
Income tax provision                                                            3,023              2,501
Interest expense                                                                2,358              2,627
Depreciation and amortization                                                   2,819              2,956
                                                                           ----------         ----------
    EBITDA                                                                     12,831             11,928
Non-recurring and unusual items:                                                   --                 --
                                                                           ----------         ----------
Adjusted EBITDA                                                            $   12,831         $   11,928
                                                                           ==========         ==========


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, we had cash and cash equivalents of $1,262, and $37,361 was available under the revolving portion of the Senior Credit Facility, after taking into account $1,739 in letter of credits outstanding. Our working capital at June 30, 2004 was $13,079 compared to $12,819 for the comparable period at December 31, 2003.

      Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

      We generated $9,260 of cash from operating activities in the six months ended June 30, 2004 compared to $7,578 for the same period in 2003. This increase was partially related to an increase in net income in the six months ended June 30, 2004 compared to the same period in 2003. In addition, the increase was due to the change in certain components of net working capital, mainly in accounts payable and accrued liabilities, during the six months ended June 30, 2004 compared to the same period in 2003.

      Cash used by discontinued operating activities in the six months ended June 30, 2004 was $1,779 compared to $1,891 for the comparable period ended June 30, 2003. This decrease was due to the change in certain components of net working capital of our discontinued operations during the six months ended June 30, 2004 compared to the same period in 2003.

      Cash used by investing activities was $2,538 for the six months ended June 30, 2004 compared to $3,336 for the same period in 2003. In the six months ended June 30, 2004, there was a positive purchase price adjustment of $704 relating to the acquisition of Iuka. In 2003, there was an acquisition expenditure of $198 related to the acquisition of Wolf Packaging Inc. and $574 of capital spending related to discontinued operations. In the first six months of 2004, there were sales of assets related to discontinued operations generating cash proceeds of $411. Capital expenditures in continuing operations were $3,653 and $2,566 during the six months ended June 30, 2004 and 2003, respectively. Our major capital expenditures in 2004 were IT upgrades in our financial reporting, as well as building remodeling and supply chain operations capabilities. In the first six months of 2003 we purchased two new bag machines. In 2004, capital expenditures are expected to be between $6,000 and $7,000.

      Cash used by financing activities was $5,913 for the six months ended June 30, 2004 compared to $3,229 for the same period in 2003. The change was primarily due to additional debt payments and two quarterly cash dividends paid in the first six months of 2004. During the first six months of 2004 and 2003, the Company paid $968 and zero, respectively, in cash dividends. In addition, in June 2004, the Company announced a cash dividend of $0.05 per common share, $484 in the aggregate, which was paid on July 6, 2004 to shareholders of record on June 15, 2004.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of June 30, 2004, we had interest rate swap agreements with a group of banks having notional amounts totaling $50,000 with various maturity dates through December 10, 2006. Beginning on December 10, 2003, we have a no cost collar agreement with a notional amount of $25,000 maturing on December 10, 2004. This collar agreement effectively fixes the LIBOR base rate for $25,000 of our Senior Credit Facility indebtedness at a maximum of 3.97% and allow for us to pay the market LIBOR from a floor of 2.34% to the maximum rate. Effective December 31, 2003, the Company has an interest rate swap agreement effectively fixing our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. If LIBOR falls below 2.34%, we are required to pay the floor rate of 2.91%. Beginning on December 31, 2004, we have a no cost collar agreement with a notional amount of $20,000 maturing on December 31, 2007. This collar agreement effectively fixes the LIBOR base rate for $20,000 of our Senior Credit Facility indebtedness at a maximum of 5.0% and allow for us to pay the market LIBOR from a floor of 3.08% to the maximum rate. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

      Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $410 as of June 30, 2004 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

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

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

      Certain statements included in this annual report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three and Six Months Ended June 30, 2004 and 2003 - Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and - Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit No.                           Description
-----------                           -----------
  31.1             Certification of Chief Executive Officer pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.

  31.2             Certification of Chief Financial Officer pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.

  32               Certification of CEO and CFO pursuant to 18 U.S.C.,
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            Current Report on Form 8-K regarding Packaging Dynamics Corporation's first quarter 2004 earnings release and conference call, filed on April 30, 2004.

                             SIGNATURE PAGE FOLLOWS

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACKAGING DYNAMICS CORPORATION

                                    By:/s/ HENRY C. NEWELL
                                    ----------------------
                                    HENRY C. NEWELL
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)
August 13, 2004