Form 10-Q
period 2004-09-30
PACKAGING DYNAMICS CORP
filed 2004-11-19
CIK 1171159

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2004          COMMISSION FILE NUMBER 0-49741

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

                                                    Yes [ ] No [X]

    At October 31, 2004, there were 10,514,837 shares of common stock, par value $0.01 per share, outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            September 30,      December 31,
                                                                                                2004               2003
                                                                                            -------------      ------------
                                                          ASSETS

Current Assets:
     Cash and cash equivalents ........................................................     $      21,745      $        453
     Restricted cash ..................................................................            21,554                --
     Accounts receivable trade (net of allowance for doubtful accounts of $891 and
       $375, respectively) ............................................................            33,562            24,751
     Inventories ......................................................................            33,542            21,740
     Prepaid expenses and other .......................................................             5,445             6,864
                                                                                            -------------      ------------
          Total current assets ........................................................           115,848            53,808
                                                                                            -------------      ------------

Property, Plant and Equipment:
     Property, plant and equipment ....................................................            83,435            67,187
     Less - accumulated depreciation ..................................................           (27,639)          (23,582)
                                                                                            -------------      ------------
          Total property, plant and equipment .........................................            55,796            43,605
                                                                                            -------------      ------------

Other Assets:
     Goodwill .........................................................................            81,527            43,724
     Intangible and other assets ......................................................            20,851             1,819
                                                                                            -------------      ------------
          Total other assets ..........................................................           102,378            45,543
                                                                                            -------------      ------------

Total Assets ..........................................................................     $     274,022      $    142,956
                                                                                            =============      ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt .............................................     $       6,092      $      5,950
     Acquisition purchase price payable ...............................................            21,554                --
     Accounts payable .................................................................            25,669            20,385
     Accrued salary and wages .........................................................             5,145             4,081
     Other accrued liabilities ........................................................             6,828             6,982
                                                                                            -------------      ------------
          Total current liabilities ...................................................            65,288            37,398

Long-Term Debt ........................................................................           139,347            66,700
Other Liabilities .....................................................................             6,423             2,692
Deferred Income Taxes .................................................................            15,203             4,776
                                                                                            -------------      ------------
Total Liabilities .....................................................................           226,261           111,566
                                                                                            -------------      ------------

Commitments and Contingencies (Note 11) ...............................................                --                --

Stockholders' Equity:
    Common stock, $.01 par value--40,000,000 shares authorized; (10,514,837 and
      9,681,504 shares issued and outstanding at September 30, 2004
      and December 31, 2003, respectively) ............................................               105                97
    Preferred stock, $.01 par value--5,000,000 shares authorized; (no shares
      issued or outstanding) ..........................................................                --                --
    Paid in capital in excess of par value ............................................            57,570            46,003
    Accumulated other comprehensive income ............................................               355               190
    Accumulated Deficit ...............................................................           (10,269)          (14,900)
                                                                                            -------------      ------------
          Total stockholders' equity ..................................................            47,761            31,390
                                                                                            -------------      ------------
Total Liabilities and Stockholders' Equity ............................................     $     274,022      $    142,956
                                                                                            =============      ============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 For the Three Months Ended,        For the Nine Months Ended,
                                                              September 30,      September 30,   September 30,      September 30,
                                                                  2004               2003            2004               2003
                                                              -------------      -------------   -------------      -------------
Net sales .................................................   $      74,314      $      60,755   $     212,590      $     181,222
Cost of goods sold ........................................          63,856             52,195         182,905            155,909
                                                              -------------      -------------   -------------      -------------
Gross profit ..............................................          10,458              8,560          29,685             25,313
                                                              -------------      -------------   -------------      -------------
Operating expenses:
      Selling, general and administrative .................           4,876              4,561          13,806             11,949
      Depreciation and amortization .......................             222                209             507                602
                                                              -------------      -------------   -------------      -------------
Total operating expenses ..................................           5,098              4,770          14,313             12,551
                                                              -------------      -------------   -------------      -------------
Income from operations ....................................           5,360              3,790          15,372             12,762

Interest expense (net) ....................................           1,533              1,729           3,891              4,356
                                                              -------------      -------------   -------------      -------------

Income before income taxes ................................           3,827              2,061          11,481              8,406
Income tax provision ......................................           1,512                820           4,535              3,321
                                                              -------------      -------------   -------------      -------------
Income from continuing operations .........................           2,315              1,241           6,946              5,085
Loss from discontinued operations, net of tax benefit .....            (122)           (17,163)           (821)           (18,425)
                                                              -------------      -------------   -------------      -------------
Net income (loss) .........................................   $       2,193      $     (15,922)  $       6,125      $     (13,340)
                                                              =============      =============   =============      =============

Income (loss) per share:
       Basic:
         Continuing operations ............................   $        0.24      $        0.13   $        0.71      $        0.53
         Discontinued operations ..........................           (0.02)             (1.77)          (0.08)             (1.91)
                                                              -------------      -------------   -------------      -------------
         Net income (loss) ................................   $        0.22      $       (1.64)  $        0.63      $       (1.38)
                                                              =============      =============   =============      =============

       Diluted:
         Continuing operations ............................   $        0.23      $        0.13   $        0.69      $        0.52
         Discontinued operations ..........................           (0.01)             (1.75)          (0.08)             (1.89)
                                                              -------------      -------------   -------------      -------------
         Net income (loss) ................................   $        0.22      $       (1.62)  $        0.61      $       (1.37)
                                                              =============      =============   =============      =============
Weighted average shares outstanding:

         Basic ............................................       9,826,431          9,681,504       9,730,166          9,662,514
                                                              =============      =============   =============      =============
         Diluted ..........................................      10,187,034          9,817,393      10,060,247          9,758,347
                                                              =============      =============   =============      =============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    For the Nine Months Ended,
                                                                                                September 30,      September 30,
                                                                                                    2004               2003
                                                                                                -------------      -------------
         Cash flows from operating activities:
              Net income (loss) ...........................................................     $       6,125      $     (13,340)
                Adjustments to reconcile net income to net cash from operating activities:
                   Write-off of long-lived assets and other assets ........................                --             22,094
                   Depreciation and amortization ..........................................             4,347              5,977
                   Amortization of deferred financing costs ...............................               265              1,439
                   (Gain)/Loss on disposal of assets ......................................              (538)               813
                   Provision for doubtful accounts and allowances .........................               200                (69)
                   Deferred income taxes ..................................................             3,802                120
                  Changes in assets and liabilities, net of effect from acquisitions:
                      Accounts receivable .................................................            (2,395)             1,299
                      Inventories .........................................................            (1,448)             2,530
                      Other assets ........................................................              (185)              (503)
                      Accounts payable and accrued liabilities ............................             1,731            (13,552)
                                                                                                -------------      -------------
                            Net cash from continuing operating activities .................            11,904              6,808
                            Net cash used by discontinued operating activities ............            (1,668)               (56)
                                                                                                -------------      -------------
                            Net cash from operating activities ............................            10,236              6,752
                                                                                                -------------      -------------

         Cash flows used by investing activities:
                  Additions to property, plant and equipment ..............................            (4,675)            (3,820)
                  Acquisition of subsidiary, net of cash acquired .........................           (23,007)              (198)
                  Restricted cash in connection with acquisition of subsidiary ............           (21,554)                --
                  Proceeds from sale of assets ............................................                --                  4
                                                                                                -------------      -------------
                            Net cash used by continuing investing activities ..............           (49,236)            (4,014)
                            Net cash from (used by) discontinued investing
                                activities ................................................               537               (855)
                                                                                                -------------      -------------
                            Net cash used by investing activities .........................           (48,699)            (4,869)
                                                                                                -------------      -------------
         Cash flows used by financing activities:
                   Principal payments for loan obligations ................................            (4,411)           (74,430)
                   Proceeds from loan obligations .........................................            45,000             70,000
                   Proceeds under revolving line of credit ................................            69,500             38,400
                   Repayments under revolving line of credit ..............................           (48,300)           (35,400)
                   Payment of financing costs .............................................              (662)            (1,757)
                   Payment of dividends ...................................................            (1,452)                --
                   Other, net .............................................................                80                245
                                                                                                -------------      -------------
                            Net cash from (used by) financing activities ..................            59,755             (2,942)
                                                                                                -------------      -------------
         Net increase (decrease) in cash and cash equivalents .............................            21,292             (1,059)
         Cash and cash equivalents at beginning of period .................................               453              1,864
                                                                                                -------------      -------------
         Cash and cash equivalents at end of period .......................................     $      21,745      $         805
                                                                                                =============      =============
         Non-cash investing and financing activities:
             Common stock issued in connection with the acquisition of subsidiary .........     $      11,575                 --
             Debt issued in connection with the acquisition of subsidiary .................             7,000                 --
             Non-compete agreement issued in connection with acquisition of subsidiary ....             3,698                 --

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Retained        Accumulated                      Compre-
                                           Common Stock                   Earnings          Other                          hensive
                                      ----------------------  Paid In   (Accumulated     Comprehensive     Stockholders'    Income
                                         Shares      Amount   Capital      Deficit)      Income (Loss)        Equity        (Loss)
                                      ------------  --------  --------  -------------   ---------------   --------------   --------
Balance at December 31, 2002             9,618,767  $     96  $ 45,560  $         304   $          (253)  $       45,707

Net loss.............................                                         (14,720)                           (14,720)   (14,720)
Exercise of common stock options.....       62,737         1       443                                               444
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    income taxes.....................                                                               443              443        443
                                                                                                                           --------
      Other comprehensive income
        (loss).......................                                                                                      $(14,277)
                                                                                                                           ========
Cash dividend declared ($.05 per
  share).............................                                            (484)                              (484)
                                      ------------  --------  --------  -------------   ---------------   --------------
Balance at December 31, 2003.........    9,681,504  $     97  $ 46,003  $     (14,900)  $           190   $       31,390
Net income...........................                                           6,125                              6,125      6,125
Issuance of common stock.............      833,333         8    11,567                                            11,575
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    income taxes.....................                                                               165              165        165
                                                                                                                           --------
      Other comprehensive income.....                                                                                      $  6,290
                                                                                                                           ========
Cash dividend declared ($.15 per
   share)............................                                          (1,494)                            (1,494)
                                      ------------  --------  --------  -------------   ---------------   --------------
Balance at September 30, 2004........   10,514,837  $    105  $ 57,570  $     (10,269)  $           355   $       47,761
                                      ============  ========  ========  =============   ===============   ==============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT

     The Company capitalizes expenditures for additions and major improvement at cost and charges to operating expenses the cost of maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method over the estimated useful lives (generally 31 years for buildings, 15 to 31 years for improvements, 7 to 20 years for machinery and equipment and 3 to 5 years for computer software). During the second quarter of 2004, the Company changed the estimate of useful lives for certain major converting machinery and equipment from 12 years to 20 years resulting in a net reduction of annual depreciation expense of $110. Assets recorded under capital leases are amortized over the shorter of the life of the lease or useful life.

     The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in the current operating results.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

     The Company records goodwill and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement eliminates the requirement for goodwill and intangible assets with indefinite lives to be amortized to expense over time but requires instead that such assets be tested for impairment at least annually, or as circumstances dictate.

     The Company amortizes intangible assets with definitive lives over varying periods. Deferred financing fees are amortized using the straight-line method over the lives of the respective debt agreements. Customer contracts and customer relationships are amortized using the straight-line method over the estimated lives of the contracts and relationships. Covenants not to compete are amortized using the straight-line method over the lives of the agreements. Trademarks and trade names are considered to have indefinite lives. Goodwill, along with other indefinite lived intangibles, are reviewed annually for impairment. See Note 6 to the financial statements for additional information.

EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options. Common stock equivalents are 360,603 and 135,889 for the three months ended September 30, 2004 and 2003, respectively and 330,081 and 95,833 for the nine months ended September 30, 2004 and 2003, respectively.

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

     The following table details the calculation of basic and diluted earnings per share for continuing operations:

                                                                  FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                -------------------------   -------------------------
                                                                   2004          2003          2004          2003
                                                                -----------   -----------   -----------   -----------
Income from continuing operations ............................. $     2,315   $     1,241   $     6,946   $     5,085
                                                                ===========   ===========   ===========   ===========
Weighted average shares used to determine basic earnings
   per share from continuing operations .......................   9,826,431     9,681,504     9,730,166     9,662,514
Common stock equivalents ......................................     360,603       135,889       330,081        95,833
                                                                -----------   -----------   -----------   -----------
Weighted average shares used to determine diluted earnings
   per share from continuing operations .......................  10,187,034     9,817,393    10,060,247     9,758,347
                                                                ===========   ===========   ===========   ===========
Basic earnings per share from continuing operations ........... $      0.24   $      0.13   $      0.71   $      0.53
                                                                ===========   ===========   ===========   ===========
Diluted earnings per share from continuing operations ......... $      0.23   $      0.13   $      0.69   $      0.52
                                                                ===========   ===========   ===========   ===========


DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

     The Company maintains interest rate derivative instruments (typically swaps or collars) that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity through accumulated other comprehensive income
(loss) or within operations depending upon the nature of the derivative instrument. Such instruments are recorded at fair value, and at September 30, 2004 and December 31, 2003, the fair value approximates a loss of $121 and $394, respectively, which is included in accrued liabilities within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the instrument could be settled with a third party, are recorded in other comprehensive income (loss) only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statement of operations. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company's interest rate swaps were a loss of $121 and $394 at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the fair value of amounts payable under a non-compete agreement (twelve quarterly payments totaling $4,000) was estimated to be $3,698 determined by discounting the payments using a 5% discount rate. Also at September 30, 2004, the fair value of a $7,000 note payable on September 14, 2006 and bearing a 5% annual interest rate payable quarterly, was estimated to be $7,000.

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

NOTE 3--DISCONTINUED OPERATIONS

     During the fourth quarter of 2003, the Company shut down its paper mill, located in Detroit, Michigan, and exited its Specialty Paper operation. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations, the Specialty Paper operation is classified as a discontinued operation. The financial information presented for all prior periods has been reclassified to reflect the Specialty Paper operation as a discontinued operation in the Consolidated Statement of Operations.

     The following table details selected income statement information for the Specialty Paper operation.

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                       ----------------------      ----------------------
                                         2004          2003          2004          2003
                                       --------      --------      --------      --------
Sales
  External .......................     $     --      $  5,700      $     --      $ 15,361
  Intercompany ...................           --         7,503            --        21,486
  Discounts & Returns ............           --          (234)           --          (491)
                                       --------      --------      --------      --------
  Net Sales ......................     $     --      $ 12,969      $     --      $ 36,356
                                       ========      ========      ========      ========
(Loss) income from operations ....     $   (201)     $(27,909)     $ (1,357)     $(29,499)
Interest expense .................           --           460            --           956
                                       --------      --------      --------      --------
Loss before income taxes .........         (201)      (28,369)       (1,357)      (30,455)
Income tax benefit ...............           79        11,206           536        12,030
                                       --------      --------      --------      --------
Net loss .........................     $   (122)     $(17,163)     $   (821)     $(18,425)
                                       ========      ========      ========      ========

     The net loss for the three and nine months ended September 30, 2004 represents approximately $327 and $1,894, respectively, of pretax administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property offset by approximately $126 and $537, respectively, of proceeds from the liquidation of equipment. The net loss for the prior year periods presented include the results of operations as well as the charges taken in the third quarter of 2003 related to the shutdown and exit. In the third quarter of 2003 the Company recorded a $22,094 ($13,367 after tax) impairment charge, a $2,800 ($1,694 after tax) severance charge and a $155 ($94 after tax) write-off of unamortized financing costs. In addition, in the fourth quarter of 2003 the Company recorded an additional charge of $1,965 ($1,189 after tax) primarily related to the write-down of parts and supplies inventories, the write-down of other current assets and for employee outplacement services, and a $816 ($495 after tax) charge for pension liability.

     The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                       2004              2003
                                                                  -------------      ------------
Accounts receivable trade (net of allowance for doubtful
  accounts of $37 and $33, respectively) ....................     $          15      $        346
Other current assets ........................................                62             1,092
                                                                  -------------      ------------
Total assets of discontinued operations .....................                77             1,438
                                                                  -------------      ------------
Accounts payable ............................................                47               827
Accrued liabilities .........................................             1,114             3,363
                                                                  -------------      ------------
Total liabilities of discontinued operations ................             1,161             4,190
                                                                  -------------      ------------
Net liabilities of discontinued operations ..................     $      (1,084)     $     (2,752)
                                                                  =============      ============

     A summary of the changes in the reserves related to the severance and pension charges recorded in 2003 in connection with the Company's exit from the Specialty Paper operation is as follows:

                                       SEVERANCE         PENSION
                                      AND BENEFIT         CHARGE          TOTAL
                                      -----------       ----------     ----------
Balance at December 31, 2002......    $        --       $       --     $       --
  Charges to expense..............          2,800              816          3,616
  Cash Payments...................         (1,849)              --         (1,849)
  Reversals.......................             --               --             --
                                      -----------       ----------     ----------
Balance at December 31, 2003......    $       951       $      816     $    1,767
                                      -----------       ----------     ----------
  Charged to expense..............            174               --            174
  Cash Payments...................           (912)              --           (912)
                                      -----------       ----------     -----------
Balance at September 30, 2004.....    $       213       $      816     $    1,029
                                      ===========       ==========     ==========


NOTE 4--ACQUISITIONS

PAPERCON

     On September 14, 2004, the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc. from Mr. Gaby A. Ajram (the "Seller") pursuant to an acquisition agreement dated August 6, 2004. 3141276 Canada Inc. is a Canadian corporation and the ultimate parent holding company of Papercon, Inc. (Papercon, Inc. and 3141276 Canada Inc. are collectively referred to as "Papercon"), a Georgia corporation, which conducts all of Papercon's business operations.

     Papercon, a manufacturer and marketer of a broad range of paper and foil based specialty packaging products for foodservice, supermarket, quick service restaurant and food processor customers, is headquartered at its Atlanta, Georgia manufacturing facility and also has manufacturing facilities near Dallas, Texas and Los Angeles, California. The acquisition of Papercon significantly broadens the Company's product line, customer base and geographic presence. During 2003, Papercon had net sales of approximately $85,480.

     Packaging Dynamics acquired Papercon for aggregate consideration of approximately $66,421, net of $22,650 of cash acquired and subject to adjustment, comprised of $44,148 of cash consideration (net of cash acquired), a $7,000 two year note with interest payable quarterly at a 5% annual interest rate, 833,333 shares of Packaging Dynamics common stock valued at $11,575 based upon the price of the Company's stock price near the August 6, 2004 acquisition announcement date, and approximately $3,698 representing the present value of amounts payable pursuant to ten year non-competition agreement between the Company and Seller. In addition, the Company incurred $1,602 in other direct costs related to the acquisition.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as reflected at September 30, 2004.

   Current assets (net of $22,650 cash acquired) ..............     $  18,192
   Property, plant and equipment ..............................        11,986
   Intangible assets ..........................................        18,698
   Goodwill ...................................................        38,933
                                                                    ---------
     Total assets acquired (net of $22,650 cash acquired) .....        87,809
                                                                    ---------
   Current liabilities ........................................         7,880
   Deferred taxes .............................................         7,906
                                                                    ---------
     Total liabilities assumed ................................        15,786
                                                                    ---------
   Net operating assets acquired (net of $22,650 cash
     acquired) ................................................        72,023
     Debt assumed .............................................         4,000
                                                                    ---------
   Net assets acquired (net of $22,650 cash acquired) .........     $  68,023
                                                                    =========

     The values assigned to intangible assets reflected in the table above are preliminary estimates; thus, the allocation of the purchase price is subject to adjustment. The Company has retained an outside appraisal firm to assist in the valuation of intangible assets and expects that the valuation of intangibles and the purchase price allocation will be finalized during the fourth quarter of 2004. Intangible assets, as reflected above, are comprised of non-contractual customer relationships of approximately $10,000 (20 year weighted average life), trade name of approximately $5,000 (indefinite life), and a non-compete agreement of $3,698 (twelve quarterly payments totaling $4,000 discounted at a 5% annual interest rate). The non-compete agreement is deductible for tax purposes over a 15 year period. The remaining intangible assets and goodwill are not deductible for income tax purposes.

     In addition, the purchase price allocation reflected in the table above is also subject to change based on the receipt of additional information with respect to the fair value of certain assets and obligations, the final amount of direct costs incurred in connection with the acquisition and the resolution of the net asset purchase price adjustment mechanism contained in the acquisition agreement. The final valuation of assets and liabilities and the associated purchase price allocation is expected to be completed as soon as possible but no later than one year from the closing date. The purchase price adjustment mechanism process, the outcome of which is expected to be favorable to the Company, is ongoing and is expected to be resolved during the fourth quarter of 2004.

     The Company's financial statements include the results of operations and cash flows of Papercon from the date of acquisition. The following table summarizes certain supplemental unaudited pro forma financial information of the Company which was prepared as if the acquisition by the Company had occurred as of the beginning of the periods presented. The unaudited pro-forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

                                                            For the Three Months Ended,           For the Nine Months Ended,
                                                          September 30,     September 30,      September 30,     September 30,
                                                               2004             2003               2004              2003
                                                          -------------     -------------      -------------     -------------
Net sales ...........................................     $      92,706     $      83,029      $     274,786     $     245,001
                                                          =============     =============      =============     =============
Income from continuing operations ...................     $       2,587     $       1,874      $       8,663     $       7,127
                                                          =============     =============      =============     =============
Net income (loss) ...................................     $       2,465     $     (15,289)     $       7,842     $     (11,298)
                                                          =============     =============      =============     =============
Diluted income (loss) per share of common stock:
  Continuing operations .............................     $        0.24     $        0.18      $        0.80     $        0.67
                                                          =============     =============      =============     =============
  Net income (loss) .................................     $        0.23     $       (1.44)     $        0.72     $       (1.07)
                                                          =============     =============      =============     =============


IUKA

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

NOTE 5--RESTRICTED CASH

     Pursuant to the terms of the Papercon acquisition agreement, the Company withheld $21,554 of the cash consideration at the closing date pending receipt of payment instructions from the Canada Customs and Revenue Agency under section 116 of the Canadian Income Tax Act. The Company also recorded a short-term liability of the same amount representing its obligation to remit these funds upon receipt of such instructions. At September 30, 2004, the Company continued to hold these funds as restricted cash. Refer to Note 4 -Acquisitions for further discussion of the Papercon acquisition.

NOTE 6--GOODWILL AND INTANGIBLE ASSETS

     The Company's goodwill and intangible assets balance at September 30, 2004 consists of $16,774 of intangible assets subject to amortization, $5,000 of intangible assets with indefinite lives not subject to amortization and $81,527 of goodwill. Amortization expense for intangible assets subject to amortization was $151 and $426 for the three and nine month periods ended September 30, 2004, respectively. Amortization expense for the years 2004, 2005, 2006, 2007 and 2008 is estimated to be $775, $1,388, $1,388, $1,388 and $1,259, respectively.

     Goodwill and intangible assets at September 30, 2004 consist of the following:

                                                        WEIGHTED
                                                      AVERAGE LIFE   CARRYING   ACCUMULATED
                                                         (YEARS)      AMOUNT    AMORTIZATION       NET
                                                      ------------   --------   ------------    ---------
Intangible assets subject to amortization
  Customer contracts and relationships...............     19.3       $ 10,000     $     42      $   9,958
  Covenants not to compete...........................      9.6          4,394          631          3,763
  Deferred financing costs...........................      4.9          2,380          350          2,030
                                                                     --------     --------      ---------
                                                                     $ 16,774     $  1,023      $  15,751
Intangible assets not subject to amortization
  Trademarks and trade names.........................                $  5,000     $     --      $   5,000
  Goodwill...........................................                  81,527           --         81,527
                                                                     --------                   ---------
                                                                     $ 86,527     $     --      $  86,527
                                                                     --------     --------      ---------
Total intangible assets and goodwill                                 $103,301     $  1,023      $ 102,278
                                                                     ========     ========      =========

     Changes in the carrying value of goodwill during 2004 are as follows:

           Balance at December 31, 2003...............   $ 43,724
            Adjustments - purchase accounting.........     (1,130)
            Additions.................................     38,933
                                                         --------
           Balance at September 30, 2004..............   $ 81,527
                                                         ========

NOTE 7--STOCK-BASED COMPENSATION

     At September 30, 2004, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25. The Company's stock-based compensation plans are accounted for under the intrinsic value based method. No compensation expense is reflected in net income in the three and nine months ended September 30, 2004 and September 30, 2003, as all options granted under the plan had an exercise price that was equal to the market price on the date of grant.

     The following table illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                               -----------------------------      -----------------------------
                                                                   2004             2003              2004             2003
                                                               ------------     ------------      ------------     ------------
Net income (loss) ........................................     $      2,193     $    (15,922)     $      6,125     $    (13,340)
Deduct:  Stock-based employee compensation expense
determined under fair value based method, net of tax .....             (210)            (162)             (653)            (450)
                                                               ------------     ------------      ------------     ------------
Pro forma net income (loss) ..............................     $      1,983     $    (16,084)     $      5,472     $    (13,790)
                                                               ============     ============      ============     ============
Income (loss) per share:
     Basic - as reported .................................     $       0.22     $      (1.64)     $       0.63     $      (1.38)
                                                               ============     ============      ============     ============
     Basic - proforma ....................................     $       0.20     $      (1.66)     $       0.56     $      (1.43)
                                                               ============     ============      ============     ============
     Diluted - as reported ...............................     $       0.22     $      (1.62)     $       0.61     $      (1.37)
                                                               ============     ============      ============     ============
     Diluted - proforma ..................................     $       0.19     $      (1.64)     $       0.54     $      (1.41)
                                                               ============     ============      ============     ============

     The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following assumptions:

                                                  September 30,   September 30,
                                                      2004            2003
                                                  -------------   -------------
Expected option life (years) ...................          5               5
Risk-free weighted average interest rate .......       2.92%           2.97%
Stock price volatility .........................       27.5%           35.0%
Dividend yield .................................        1.9%            0.0%


NOTE 8--INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at September 30, 2004 and December 31, 2003 consist of the following:

                              September 30,      December 31,
                                   2004              2003
                              -------------      ------------
Raw materials ...........     $      16,248      $      9,892
Work-in-process .........             2,793             1,488
Finished goods ..........            14,902            10,672
                              -------------      ------------
                                     33,943            22,052
Obsolescence Reserve ....              (401)             (312)
                              -------------      ------------
Net .....................     $      33,542      $     21,740
                              =============      ============


NOTE 9--LONG-TERM DEBT

     Long-term debt at September 30, 2004 and December 31, 2003 consists of the following:

                                                 September 30,      December 31,
                                                     2004               2003
                                                 -------------      ------------
   Senior Credit Facility:
       Tranche A Term Loan .................     $      26,000      $     29,000
       Tranche B Term Loan .................            84,039            39,750
       Revolving credit loan ...............            24,400             3,200
   Baxter Springs facility HUD loan ........                --               700
   Seller note payable .....................             7,000                --
   Other ...................................             4,000                --
                                                 -------------      ------------
       Subtotal ............................           145,439            72,650
   Current maturities of long term debt ....            (6,092)           (5,950)
                                                 -------------      ------------
   Long-term debt ..........................     $     139,347      $     66,700
                                                 =============      ============

SENIOR CREDIT FACILITY

     During the third quarter of 2003, the Company refinanced its existing credit facility with a new credit facility (the "Senior Credit Facility"). The Senior Credit Facility provided for a Term A Loan and Term B Loan totaling $70,000 and a $40,000 revolving credit facility, up to $5,000 of which could be in the form of letters of credit.

     During the third quarter of 2004, the Company amended the Senior Credit Facility to provide for an additional $45,000 of Term B loans and an increase in the revolving credit facility to $50,000, up to $8,000 of which may be in the form of letters of credit. As of September 30, 2004, the Term A Loan had a balance of $26,000 and will mature in 2008. The required aggregate annual payments, payable in quarterly installments, total $4,250, $5,250 $6,250, $7,250 and $6,000 in years 2004 through 2008, respectively, of which $3,000 was paid during the nine months ended September 30, 2004, including $1,000 during the current quarter. As of September 30, 2004, the Term B Loan had a balance of $84,039 and will mature in 2009. The aggregate annual payments, payable in quarterly installments, total $921 in 2004, $843 in years 2005 through 2008 and $80,459 in 2009, of which $711 was paid during the nine months ended September 30, 2004, including $211 during the current quarter. The revolver had a balance of $24,400 as of September 30, 2004 as compared to $900 at June 30, 2004. The increase was primarily due to the financing requirements of the Papercon acquisition.

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

     Accordingly, Tranche A Term loans and revolving loans bear interest at rates of up to 2.0% plus the base rate, in the case of Base Rate Loans, and up to 3.0% plus LIBOR, in the case of Eurodollar Loans. Tranche B Term loans bear interest at rates of 2.0% plus the base rate, in the case of Base Rate Loans, and 3.0% plus LIBOR, in the case of Eurodollar Loans.

     At September 30, 2004, the interest rates on borrowings under the Tranche A Term Loan and the Tranche B Term Loan were 3.0% plus LIBOR (1.59%) and 3.0% plus LIBOR (1.59%), respectively, compared with 3.0% plus LIBOR (1.15%) and 3.5% plus LIBOR (1.15%), respectively, at September 30, 2003. As of September 30, 2004, we had two interest rate instruments in effect with banks having notional amounts totaling $50,000 and varying maturity dates. We had a no cost interest rate collar agreement with a notional amount of $25,000 which became effective on December 10, 2003 and matures on December 10, 2004. This collar results in our paying market LIBOR rates for $25,000 of our Senior Credit Facility indebtedness from a floor of 2.34% to a cap of 3.97%. We also had an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. In addition to these two instruments, we had entered into an interest rate collar agreement with a notional amount of $20,000 which becomes effective on December 31, 2004 and matures on December 31, 2007. When effective, this collar will result in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%.

     Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

     Under the Senior Credit Facility, as amended, we are required to comply on a quarterly basis with the following four financial covenants:

     o under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt (reduced by $21,000 of cash purchased in the Papercon acquisition at September 30, 2004) of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.5 to 1 at September 30, 2004 to 4 to 1;

     o under the senior secured leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total secured funded debt (other than subordinated debt and reduced by $21,000 of cash purchased in the Papercon acquisition at September 30, 2004) of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.0 to 1 at September 30, 2004 to 3 to 1;

     o under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments (excluding the $7,000 seller note issued in connection with the Papercon acquisition) of the Company and its consolidated subsidiaries must be equal to or greater than certain specified levels, increasing from 1.05 to 1 at September 30, 2004 to
          1.2 to 1; and

     o under the net worth covenant, Packaging Dynamics' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics, and (3) 75% of the amount added to the equity of Packaging Dynamic in accordance with GAAP in connection with the Papercon acquisition.

     For purposes of the Senior Credit Facility, as amended, consolidated EBITDA, calculated on a consolidated basis for Packaging Dynamics and its subsidiaries, consists of (1) net income from continuing operations, excluding the effect of any extraordinary or other non-recurring gains or losses or non-cash gains or losses (in each case, other than in connection with the sale and/or closure of the Detroit paper mill), plus (2) an amount which, in the determination of net income, has been deducted for interest expense, taxes, depreciation and amortization, non-cash expenses relating to the granting of options, cash and non-cash charges and/or losses with respect to the sale and/or closure of the Detroit paper mill, and charges related to the Papercon owner bonus program prior to the date of acquisition by the Company, minus (3) cash expenditures related to non-cash charges previously added back to net income in determining EBITDA (other than in connection with the closure of the Detroit paper mill), plus (4) the write-off of capitalized financing costs existing as of the closing of the Senior Credit Facility.

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

     The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company ("PDOC") to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of September 30, 2004, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($134,439 as of September 30, 2004) and foreclosure on the collateral securing those obligations.

SELLER NOTE PAYABLE

     On September 14, 2004, the Company issued a $7,000 note to the seller in connection with the acquisition of Papercon. The note matures on September 14, 2006 and bears an annual interest rate of 5% payable quarterly. This note is unsecured and subordinated to the Senior Credit Facility.

BAXTER SPRINGS FACILITY LOANS

     At December 31, 2003 the Company had outstanding obligations under debt agreements with the U.S. Department of Housing and Urban Development, or HUD, in the form of promissory notes payable to the City of Baxter Springs. This loan was refinanced in the third quarter of 2003. The remaining unpaid principal of $700, bearing interest at 1.21%, was paid off in full on the maturity date in the third quarter of 2004.

NOTE 10--COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, were as follows:

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -------------------------      -------------------------
                                                               2004           2003            2004           2003
                                                            ----------     ----------      ----------     ----------
Net income (loss) .....................................     $    2,193     $  (15,922)     $    6,125     $  (13,340)

Net change in fair value of derivative instruments ....            191              9             165            183
                                                            ----------     ----------      ----------     ----------
Comprehensive income (loss) ...........................     $    2,384     $  (15,913)     $    6,290     $  (13,157)
                                                            ==========     ==========      ==========     ==========

Accumulated other comprehensive income (loss) presented on the accompanying condensed consolidated balance sheet consists entirely of unrecognized gains and losses on derivatives related to interest rate swaps.

NOTE 11--COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

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

LEASE COMMITMENTS

     The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipments. Future minimum rental commitments, including capital lease obligations, with noncancelable terms in excess of one year are as follows:

     Year ended December 31:
     2004 (fourth quarter)                                         $    484
     2005......................................................       1,924
     2006......................................................       1,733
     2007......................................................       1,145
     2008......................................................         849
     Thereafter................................................       4,203
                                                                   --------
     Total.....................................................    $ 10,338
                                                                   ========


     Accumulated amortization on capital leases for the three and nine months ended September 30, 2004 was $23 and $68, respectively.

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

     Our manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable. From time to time, we are involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. We believe that we are in material compliance with applicable environmental regulations and do not believe that costs of compliance, if any, will have a material adverse effect on our financial condition, results of operation, or liquidity. In the remainder of 2004 and in 2005, we will have additional costs related to our ongoing plan to clear the site, recover assets and sell the Detroit property, although the total amount of such costs are not expected to have a material effect on the Company's financial condition or results of operations. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

NOTE 12--RELATED PARTY TRANSACTIONS

     As further discussed in Note 4 - Acquisitions, pursuant to an acquisition agreement (the "Acquisition Agreement") dated August 6, 2004, Packaging Dynamics acquired 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc., the parent holding company of Papercon, Inc. ("Papercon"), from Mr. Gaby Ajram (the "Seller"). The acquisition closed on September 14, 2004. Prior to the Papercon acquisition, the Seller was not affiliated with the Company. Effective with the closing, the Seller became an officer of the Company. In connection with the Papercon acquisition, the Company entered into the Acquisition Agreement and several related agreements with the Seller. Certain of these agreements obligate the Company to make payments to or take other action for the benefit of the Seller, as discussed below.

     Pursuant to the Acquisition Agreement, Packaging Dynamics acquired Papercon for aggregate consideration of approximately $66,421, net of $22,650 of cash acquired, comprised of $44,418 of cash paid at the closing (net of $22,650 of cash balances acquired), a $7,000 note (the "Seller Note"), 833,333 shares of Packaging Dynamics common stock (the "Seller Common Stock"), and approximately $3,698 representing the present value of future payments pursuant to a non-competition agreement (the "Non-Competition Agreement"). The purchase price is subject to adjustment to the extent that the net assets of Papercon (as defined in the Acquisition Agreement) are less than $33,500.

     The Company issued a $7,000 two year Seller Note to the Seller which is due and payable on September 14, 2006. The principal amount payable under the Seller Note will accrue interest at a rate of 5% per year, which will be due and payable in cash on a quarterly basis. The Company has the right to set-off against its payment obligations under the Seller Note the full amount of any indemnification obligations required to be paid by the Seller under the Acquisition Agreement. Events of default under the Seller Note would include the Company's failure to make any payment that is not subject to a claim for set-off, a material breach of any of the Company's representations and warranties under the Seller Note that are not cured within 30 days of notice of such breach and the bankruptcy or general insolvency of the Company. In addition, a default by the Company under the Non-Competition Agreement would constitute a cross-default under the Seller Note. In the event of a default and upon written notice of the Seller (except in the case of default due to the bankruptcy or general insolvency of the Company, in which case written notice is not required), the balance of consideration due under the Seller Note would become immediately due and payable and would also accrue interest at a rate of 12% per year until such time as the event of default is cured by the Company (or waived by the Seller) or all amounts due are paid in full.

     In connection with the Seller Note, the Seller entered into an intercreditor agreement with Bank of America, the administrative agent for the Company's credit facility, pursuant to which payments under the Seller Note are subordinated to payments under the Company's senior credit facility, as amended.

     The Company entered into a Non-Competition Agreement with the Seller which provides, among other things, that for a period of ten years following the closing of the Acquisition, the Seller may not own, operate, manage, control, engage in, invest in or participate in any manner in, act as a consultant or advisor to, or render services for any other person or entity in any similar or competitive business as Packaging Dynamics and its subsidiaries (including Papercon) anywhere in the United States and Canada. Also, during this period, the Seller may not without the prior written consent of the Company, solicit or advise any customer or vendor of the Company to patronize a competitive business or curtail or withdraw their business with the Company or solicit for employment any person employed by the Company. The Company is required to make twelve (12) equal quarterly payments of $333 to the Seller under the Non-Competition Agreement commencing in December 2004. The Company has the right to set-off against its payment obligations under the Non-Competition Agreement the full amount of any indemnification obligations required to be paid by the Seller under the Acquisition Agreement. A failure by the Company to make any payment under the Non-Competition Agreement that is not subject to a claim for set-off, so long as the Seller has not breached the Non-Competition Agreement, would constitute an event of default. Additionally, the failure to pay any amount of principal or interest due under the Seller Note would constitute a cross-default under the Non-Competition Agreement. In the event of a default and upon written notice of the Seller, the balance of consideration due under the Non-Competition Agreement would become immediately due and payable and would also accrue interest at a rate of 12% per year until such time as the event of default is cured by the Company (or waived by the Seller) or all amounts due are paid in full.

     The Company and the Seller entered into a registration rights agreement, dated September 14, 2004 (the "Papercon Seller Registration Rights Agreement"), between the Company, the Seller and Packaging Investors, L.P. ("Packaging Investors"). The Company also amended its existing registration rights agreement (the "Initial Registration Rights Agreement") with, among others, Packaging Investors. Pursuant to the Papercon Seller Registration Rights Agreement, the Seller has the right, under certain circumstances, to require the Company to register his shares of Seller Common Stock for sale in the public markets. The Seller also has piggyback registration rights to include his shares in any registration statement which the Company files on its own behalf (other than for employee benefit plans and business acquisitions or corporate restructurings) or on behalf of other stockholders. The Company amended the Initial Registration Rights Agreement to provide for the piggyback registration rights granted to the Seller under the Papercon Seller Registration Rights Agreement. In addition, under the Papercon Seller Registration Rights Agreement, until the date on which the Seller ceases to own at least 5% of the outstanding shares of Seller Common Stock, at each annual meeting of stockholders, the Company has agreed to nominate or cause to be nominated the Seller for election to the board of directors of the Company. The Seller and Packaging Investors have agreed that until the date (a) on which Packaging Investors ceases to own at least 20% of the outstanding shares of Seller Common Stock, the Seller will vote any shares of Seller Common Stock then owned by him to nominate and elect the individual designated by Packaging Investors for election to the board of directors of the Company and (b) on which the Seller ceases to own at least 5% of the outstanding shares of Seller Common Stock, Packaging Investors will vote any shares of Seller Common Stock then owned by it to nominate and elect the Seller for election to the board of directors of the Company.

     In connection with the Papercon acquisition, Papercon entered into a new lease (the "Lease") with respect to its Atlanta headquarters and facilities, effective as of September 14, 2004, with GHGA Properties, L.P. (the "Landlord"), a limited partnership wholly-owned and controlled by the Seller. The initial term of the Lease is five years and has options to renew for three additional five-year terms. The monthly rent for the initial and first renewal terms has been fixed at $49 and $52, respectively, with the subsequent renewal terms to be set at the market rate as agreed upon by the parties. The payment and performance of the obligations arising under the Lease are guaranteed pursuant to a separate guaranty by the Company in favor of Landlord. This arrangement is reflected in the accompanying financial statements as a financing transaction under SFAS 98, 'Accounting for Leases'.

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

SUMMARY AND OUTLOOK

     The business is generally experiencing solid performance in each product area. Over the next few quarters, the Company's primary focus will be on integrating the acquisition of Papercon and achieving expected operational and financial benefits. The Company is also focused on growing net sales through the introduction of new products and through growth in sales with existing and new customers. The Company will continue to invest in upgrading product capabilities and improving the productivity of its manufacturing operations. The Company will also continue to invest considerable time and effort to identify and pursue acquisition candidates which have the potential to expand the Company's product portfolio and broaden the Company's geographic presence.

     During the fourth quarter of 2004, the Company expects to experience demand weakness for certain specialty laminations products sold to customers in the building products industry due to a shortage of one of their key raw materials which is unrelated to the products the Company supplies. This demand weakness is expected to negatively impact fourth quarter sales of the specific products involved by approximately $3 to $4 million compared to the third quarter. The Company currently expects, based on recent order trends, demand for these products to strengthen in early 2005.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

     Net sales increased $13,559, or 22.3 %, to $74,314 from $60,755 for the comparable prior year period. Papercon, which was acquired on September 14, 2004, contributed $5,551 of net sales in the quarter ending September 30, 2004. Approximately 60% of the increase in net sales which was not attributable to Papercon was due to the Iuka plant which the Company acquired in December 2003. Excluding Papercon and the Iuka plant, the net sales increase was attributable to a combination of unit volume growth in key end markets as well as the impact of raw material related pricing actions.

GROSS PROFIT

     Gross profit increased $1,898, or 22.2%, to $10,458 from $8,560 for the comparable prior year period due to the acquisition of Papercon and the Iuka plant, increased sales in the Company's base business and positive results from the cost and productivity initiatives, partially offset by raw material price increases. In addition, gross profit for the third quarter of 2004 was negatively impacted by $234 related to fair value adjustments to inventory in connection with purchase accounting for the Papercon acquisition. Gross profit margin was 14.1% for the third quarter of 2004 and 2003.

OPERATING EXPENSES

     Operating expenses increased by $328, or 6.9%, to $5,098 for the quarter ended September 30, 2004 compared with $4,770 for the comparable prior year period. Operating expense as a percent of net sales was 6.9% for the quarter ended September 30, 2004 compared to 7.9% for the comparable prior year period. The dollar increase was primarily due to increase in employee related costs and additional operating expenses resulting from the acquisitions of Papercon and the Iuka plant partially offset by the capitalization of salary costs relating to information technology system upgrades. Operating expense for the third quarter of 2003 included a loss of $806 on the disposal of equipment in connection with the Company's productivity improvement program.

INCOME FROM OPERATIONS

     Income from operations increased $1,570, or 41.4%, to $5,360 from $3,790 for the comparable prior year period due to increase in gross profit partially offset by increased operating expenses as discussed above.

INTEREST EXPENSE

     Interest expense was $1,533 during the third quarter 2004 including the write-off of $150 of costs incurred in connection with amending the terms of its term debt to provide for the acquisition of Papercon. In the third quarter of 2003, interest expense was $2,189, of which $1,729 was allocated to continuing operations and $460 was allocated to discontinued operations. Interest expense for the third quarter of 2003 included the write-off of $739 of unamortized financing costs in connection the September 2003 senior debt refinancing, of which $584 was allocated to continuing operations and $155 was allocated to discontinued operations. The average interest rate on borrowings during the third quarter of 2004 was approximately 4.94% compared to 6.60% during the comparable prior year period.

INCOME TAXES

     The income tax provision for continuing operations was $1,512 for the third quarter of 2004 compared to $820 during the corresponding prior year period. The Company's effective tax rate was approximately 39.5% for the third quarter of 2004 and 2003.

INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations was $2,315, or $0.23 per diluted share, an 86.5% increase over income from continuing operations of $1,241, or $0.13 per diluted share, for the comparable prior year period. The increase resulted primarily from increased sales as well as the various items impacting gross profit and operating expenses discussed above.

DISCONTINUED OPERATIONS

     Loss from discontinued operations was $122, or $0.01 per diluted share, compared to a loss of $17,163, or $1.75 per diluted share, in the corresponding 2003 period. The net loss for the third quarter of 2004 represents approximately $327 of pretax administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property offset by approximately $126 of proceeds from the liquidation of equipment. In the third quarter of 2003, net loss includes a $22,094 ($13,367 after tax) asset impairment charge, a $2,800 ($1,694 after tax) severance charge and a $155 ($94 after tax) write-off of unamortized financing costs. The Company continues to evaluate various alternatives related to site clearance and sale of the Detroit property.

RESULTS OF OPERATIONS-FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

     Net sales increased $31,368, or 17.3 %, to $212,590 from $181,222 for the comparable prior year period. Papercon, which was acquired on September 14, 2004, contributed $5,551 of net sales in the quarter ending September 30, 2004. Approximately 55% of the increase in sales not attributable to Papercon was due to the Iuka plant which the Company acquired in December 2003. Excluding Papercon and the Iuka plant, the net sales increase was attributable to a combination of unit volume growth in key end markets as well as the impact of raw material related pricing actions.

GROSS PROFIT

     Gross profit increased $4,372, or 17.3%, to $29,685 from $25,313 for the comparable prior year period mainly due to increased sales from the Company's base business, earnings from Papercon and the Iuka plant, positive results from the Company's cost and productivity initiatives, partially offset by raw material cost increases. In addition, gross profit for the current year period was negatively impacted by $234 related to fair value adjustments to inventory in connection with purchase accounting for the Papercon acquisition. Gross profit margin was 14.0% for both periods.

OPERATING EXPENSES

     Operating expenses increased by $1,762, or 14.0%, to $14,313 for the nine months ended September 30, 2004 compared with $12,551 for the comparable prior year period. Operating expenses as a percent of net sales was 6.7% for the nine months ended September 30, 2004 compared to 6.9% for the comparable prior year period. The dollar increase was attributable to increases in employee related costs and consulting expenses, additional operating expenses resulting from the acquisitions of Iuka and Papercon, partially offset by the capitalization of salary costs in connection with upgrades to the Company's information technology systems.

INCOME FROM OPERATIONS

     Income from operations for the nine months ended September 30, 2004 increased $2,610, or 20.5%, to $15,372 from $12,762 for the comparable period in the prior year due to increase in gross profit, partially offset by increased operating expenses as discussed above.

INTEREST EXPENSE

     Interest expense was $3,891 for the nine months ended September 30, 2004 including the write-off of $150 of costs incurred in connection with amending the terms of its term debt to provide for the acquisition of Papercon. For the nine months ended September 2003, total interest expense was $5,312, of which $4,356 was allocated to continuing operations and $956 was allocated to discontinued operations. In 2003, interest expense included the write-off of $739 of unamortized financing costs in connection with the September 2003 senior debt refinancing, of which $584 was allocated to continuing operations and $155 was allocated to discontinued operations. Excluding the write-offs, the decrease in total interest expense resulted primarily from decreased average outstanding indebtedness prior to the Papercon acquisition and lower interest rates. The average interest rates on borrowings were approximately 4.66% during the first nine months of 2004 compared to 5.62% during the corresponding 2003 period.

INCOME TAXES

     The income tax provision for continuing operations was $4,535 for the first nine months of 2004 compared to a provision of $3,321 during the corresponding 2003 period. The Company's effective tax rate is approximately 39.5% for the first nine months of 2004 and 2003.

INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations for the first nine months of 2004 was $6,946, or $0.69 per diluted share, a 36.6% increase over income from continuing operations of $5,085, or $0.52 per diluted share, for the corresponding 2003 period. The increase resulted primarily from increased sales as well as the various items impacting gross profit and operating expenses discussed above.

DISCONTINUED OPERATIONS

     Loss from discontinued operations for the first nine months of 2004 was $821, or $0.08 per diluted share, compared to a loss of $18,425, or $1.89 per diluted share, in the corresponding 2003 period. The net loss for the first nine months of 2004 represents approximately $1,894 of pretax administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property offset by approximately $537 of proceeds from the liquidation of equipment. In the comparable period in 2003, net loss represents includes a $22,094 ($13,367 after tax) asset impairment charge, a $2,800 ($1,694 after tax) severance charge and a $155 ($94 after tax) write-off of unamortized financing costs. The Company continues to evaluate various alternatives related to site clearance and sale of the Detroit property.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, the Company had cash and cash equivalents of $21,745 compared to $453 at December 3, 2003. The increase in cash and cash equivalents resulted principally from the $22,650 of cash acquired with the purchase of Papercon. The Company had $23,061 available under the revolving credit facility portion of the Senior Credit Facility at September 30, 2004, after taking into account $22,400 of revolver borrowings and $2,539 in outstanding letters of credit.. Also at September 30, 2004, the company had $21,554 of restricted cash (and a corresponding short-term liability) representing a portion of the Papercon purchase price withheld at the closing date pursuant to the terms of the Papercon acquisition agreement. Working capital was $50,560 at September 30, 2004 compared to $16,410 at December 31, 2003 due primarily to the acquisition of Papercon.

     Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

     The Company generated $10,236 of cash from operating activities in the nine months ended September 30, 2004 compared to $6,752 for the comparable prior year period. The increase was due to a $5,096 increase in cash from continuing operating activities partially offset by a $1,612 decrease in cash from discontinued operating activities.

     Cash from continuing operating activities increased to $11,904 compared to $6,808 in the prior year period primarily as a result of higher income from continuing operations and positive changes in deferred taxes in the current year compared to negative changes in the prior year.

     Cash used by discontinued operating activities was $1,668 in the nine months ended September, 2004 compared to $56 for the comparable prior year period. The cash use in the current year resulted from the payment of current period administrative costs and previously recorded liabilities associated with the site partially offset by the liquidation of other current assets.

     Cash used by investing activities was $48,699 for the nine months ended September 30, 2004 compared to $4,869 for the same period in 2003. Cash used in continuing operations investing activities was $49,236 in the current year comprised of $4,675 of capital expenditures, $23,711 paid in connection with the Papercon acquisition offset by the receipt of $704 related to the Iuka purchase price adjustment, and $21,554 transfer of cash to restricted cash in connection with the Papercon acquisition. In the prior year, cash used in continuing operations investing activities was $4,014 comprised principally of $3,820 of capital expenditures. Major capital expenditures in 2004 were for information technology upgrades, new bag-making equipment in support of our food packaging product line as well as building and office improvements. In the first nine months of 2003 capital expenditures included investment in new bag-making equipment in support of our food packaging product line. In 2004, capital expenditures are expected to be between $6,000 and $6,500. Cash from discontinued operations investing activities in the current year represents proceeds from the sale of equipment.

     Financing activities generated cash of $59,755 for the nine months ended September 30, 2004 as compared to a use of $2,942 in the comparable prior year period. The cash generated in the current year was primarily related to the Senior Credit Facility borrowings in connection with the acquisition of Papercon. In October 2004, the Company reduced the revolver balance by $22,600 primarily by using the cash acquired in the Papercon acquisition. During the first nine months of 2004 and 2003, the Company paid $1,452 and zero, respectively, in cash dividends. In addition, in September 2004, the Company announced a cash dividend of $0.05 per common share, $525 in the aggregate, which was paid on October 4, 2004 to shareholders of record on September 15, 2004.

     Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 9 -- Long-Term Debt and
Note 11 -- Commitments and Contingencies to the condensed consolidated financial statements. A summary of significant contractual obligations as of September 30, 2004 is included as follows:

                            LONG-TERM                   OPERATING     CAPITAL
                               DEBT      NON-COMPETE      LEASE        LEASE
                            MATURITIES    AGREEMENT    COMMITMENTS   COMMITMENTS     TOTAL
                            ----------   -----------   -----------   -----------   ---------
2004 (fourth quarter)...    $    1,661   $       333   $       461   $        23   $   2,478
2005....................         6,343         1,333         1,834            90       9,600
2006....................        14,343         1,334         1,643            90      17,410
2007....................         8,343         1,000         1,055            90      10,488
2008....................        31,493            --           781            68      32,342
Thereafter..............        83,256            --         4,203            --      87,459
                            ----------   -----------   -----------   -----------   ---------
Total...................    $  145,439   $     4,000   $     9,977   $       361   $ 159,777
                            ==========   ===========   ===========   ===========   =========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use interest rate swaps and collars to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of September 30, 2004, we had two interest rate instruments in effect with banks having notional amounts totaling $50,000 and varying maturity dates. We had a no cost interest rate collar agreement with a notional amount of $25,000 which became effective on December 10, 2003 and matures on December 10, 2004. This collar results in our paying market LIBOR rates for $25,000 of our Senior Credit Facility indebtedness from a floor of 2.34% to a cap of 3.97%. We also had an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. In addition to these two instruments, we had entered into an interest rate collar agreement with a notional amount of $20,000 which becomes effective on December 31, 2004 and matures on December 31, 2007. When effective, this collar will result in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

     Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a loss of $121 as of September 30, 2004 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The changes in the fair market value of our derivative instruments, net of income tax, are recorded in other comprehensive income (loss).

     Substantially all of our sales, including export sales, are denominated in United States Dollars in order to reduce our exposure to changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. This evaluation included consideration of the impact of the acquisition of Papercon on disclosure controls and procedures with respect to the Papercon financial information included in this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

     Except as further described in the following paragraphs, there have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     On September 14, 2004, the Company acquired Papercon. The results of Papercon's operations for the 17 day period from the date of acquisition to September 30, 2004 have been included in the Company's third quarter and year-to-date financial results. Prior to its acquisition by the Company, Papercon operated as an independent private company, was not subject to public company reporting requirements and had a limited amount of resources available for financial reporting and controls matters. The Company is conducting an ongoing review of Papercon's disclosure controls and procedures and intends to make changes, where necessary, to conform Papercon's controls to the Company's disclosure controls and procedures and to ensure that such controls and procedures are effective and integrated appropriately.

     Additionally, the Company has been working to implement a new enterprise wide financial accounting software system, which is expected to be fully operational by the end of 2004 with respect to all of the Company's facilities except the Papercon facilities acquired in September 2004. The Company is currently evaluating Papercon's financial and accounting systems and expects to implement the Company's financial and accounting software systems at Papercon during 2005.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this annual report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three and Nine Months Ended September 30, 2004 and 2003 - Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and - Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and it subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Packaging Dynamics is currently a party to various legal proceedings in various federal and state jurisdictions arising out of the operations of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                      PACKAGING DYNAMICS CORPORATION



                                      By: /s/ PATRICK T. CHAMBLISS
                                      ----------------------------
                                      PATRICK T. CHAMBLISS
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)
November 19, 2004

                                  EXHIBIT INDEX

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