Form 10-K
period 2004-12-31
PACKAGING DYNAMICS CORP
filed 2005-03-31
CIK 1171159

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


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004     COMMISSION FILE NUMBER 000-49741
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2004 was $70.4 million, based on the closing price of $13.85 per share.

     At March 31, 2005, 10,542,505 shares of Common Stock, par value of $0.01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Company's Proxy Statement, which will be filed within 120 days after the close of
    the Company's fiscal year in connection with the 2005 Annual Meeting of
                               Stockholders, are
 incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this
                                   Form 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II
Item 5.   Market for the Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities..................................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   21
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   53
Item 9A   Controls and Procedures.....................................   53
Item 9B   Other Information...........................................   54

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   54
Item 11.  Executive Compensation......................................   54
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   54
Item 13.  Certain Relationships and Related Transactions..............   54
Item 14.  Principal Accounting Fees and Services......................   55

                                  PART IV
Item 15.  Exhibits and Financial Statement Schedules..................   55

                                     PART I

ITEM 1.  BUSINESS

ORGANIZATION AND STRUCTURE

     Packaging Dynamics Corporation (the "Company" or "Packaging Dynamics") is a Delaware corporation established as a holding company to own all of the interest in Packaging Dynamics Operating Company ("PDOC"). PDOC is a Delaware corporation which is the holding company for all our current operating subsidiaries. In this annual report, except where the context requires otherwise, the terms "we," "us" and "our" refer to Packaging Holdings, L.L.C. ("Packaging Holdings" or "PHLLC") and its subsidiaries for the periods as of and prior to the July 1, 2002 contribution of all of the Packaging Holdings limited liability company interests to Packaging Dynamics, and to Packaging Dynamics and its subsidiaries for the periods thereafter.

OVERVIEW

     Packaging Dynamics Corporation was formed in 1998 to create a premier flexible packaging company providing value-added specialty packaging products for markets with attractive margins and growth rates. Since then, we have become a leading supplier of specialty converted paper, foil and film based products for use in a variety of end use markets. In 2004 we had net sales of $305 million. We operate nine manufacturing plants in eight states and employ approximately 1,350 people. We have two operating segments: Food Packaging and Specialty Laminations.

     In September 2004, we acquired Papercon, Inc. ("Papercon"), a manufacturer and marketer of a broad range of paper and foil based specialty packaging products for foodservice, supermarket, quick service restaurant and packer processor customers. Papercon has manufacturing facilities in Atlanta, Georgia and near Dallas, Texas and Los Angeles, California. Papercon had net sales of approximately $85 million during 2003, the most recent fiscal year prior to its acquisition by the Company. The acquisition of Papercon significantly broadened the product line, customer base and geographic presence of the Food Packaging segment.

PRODUCTS AND MARKETS

  FOOD PACKAGING

     The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products including specialty bags, specialty sheets and wraps, interfolded tissue, pan liners as well as a line of butcher, freezer and locker paper products. Our product line includes a broad range of products which are customized to meet the specific performance requirements of individual customers. We also produce a broad range of standard "stock products" for use across a range of customers and markets. Key markets served by the Food Packaging segment include foodservice distribution, restaurant (quick-service/QSR and fast-casual), supermarket, bakery, retail and packer processor. We believe that, within our key markets, we have the most comprehensive product line of any major competitor and have leading positions in many of our key products. The Food Packaging segment operates using the BagcraftPapercon trade name.

  SPECIALTY LAMINATIONS

     The Specialty Laminations segment produces laminated foil-paper structures which are engineered and manufactured to meet the requirements of specific customer applications. Our products are typically multi-layer laminated structures which include a variety of substrates (foil, paper, paperboard and film), adhesives and coatings. Our products are typically delivered in roll stock form for use by our customers to manufacture end products for sale to their customers. Representative products include base stock materials for the production of labels, bags, pouches, composite cans, lidding and blister packaging for use in food, consumer, medical and industrial packaging applications. In addition, we produce specialized facing material used by North American and European building materials manufacturers for the production of foam insulation. We also produce foil sandwich wraps for a limited number of quick-service restaurant customers. The Specialty Laminations segment operates using the International Converter trade name.

BUSINESS STRATEGY

     Our principal objective is to build on the original premise of Packaging Dynamics to create a premier flexible packaging company providing value-added specialty packaging products for markets with attractive margins and growth rates. Our strategy to achieve this objective is to grow sales and profits by expanding product capabilities, market participation and geographical presence. We expect to achieve long-term growth rates above industry norms by leveraging our broad product line, strong product development capabilities and national geographic presence. We believe that these characteristics provide us with an opportunity to expand our long-term customer relationships and presence in key markets -- many of which are experiencing long-term consolidation trends. An important part of our strategy is to continue making investments in new manufacturing technology to upgrade product capabilities, improve productivity and reduce overall product cost. Strategic acquisitions have been, and will continue to be, an important complement to our internal growth strategy. Since 2002 we have invested approximately $83 million to acquire 3 businesses which have significantly enhanced our product line, market participation and geographic presence.

NEW PRODUCT DESIGN AND DEVELOPMENT

     An important element of our growth strategy is to develop new value-added products and product line extensions which meet or exceed the requirements of our customers. We have significant resources dedicated to product development in both our Food Packaging and Specialty Laminations segments. We have a strong reputation in the markets we serve for creativity, new product innovation and responsiveness to our customers. Our development programs are both customer driven and market driven. We seek to work closely with our customers to develop products which meet the needs of their specific application. We also seek to identify unfilled market needs and develop unique products to satisfy those needs. Our product development personnel have many years of experience in the field, and we believe we have the broadest product development capability within the markets in which we compete. A key component of our value proposition is to provide "Innovative Solutions" for our customers.

CONVERTING CAPABILITIES

     We operate nine converting facilities in the United States including six facilities in the Food Packaging segment (one each in Illinois, Iowa, Kansas, Georgia, Texas, and California) and three in the Specialty Laminations segment (two in Ohio and one in Mississippi). Our national manufacturing and distribution platform allows us to produce nearly all of our products at multiple facilities and to efficiently serve the needs of customers on a local, regional and national scale. We believe that our national manufacturing presence provides us a unique competitive advantage with larger customers who value multi-plant production and national coverage as many of our competitors lack these capabilities.

     The manufacturing of our products typically involves the conversion of substrates such as paper, foil and film into the products we sell to customers. Other raw materials used in our production processes include various types of inks, adhesives, coatings and wax. Our converting capabilities include extensive expertise in laminating, bag making, interfolding, waxing, slitting, sheeting, die cutting, tin tie as well as flexographic and gravure printing using water and solvent based inks. We have continued to invest to improve productivity, quality and overall product cost. During 2003 and 2004, we installed five new bag machines which deliver improved capabilities and product quality while operating at significantly higher speeds. We expect to continue to make investments to upgrade the capabilities of our converting assets to provide a long-term competitive advantage. We believe that new manufacturing technology will continue to offer attractive investment opportunities in each of our business segments.

COMPETITION

     We operate in markets that are highly competitive with substantial competition in each of our product lines from numerous competitors of various sizes. Many of our competitors are significantly smaller privately-held companies which tend to have lower fixed costs and greater operating flexibility. A few of our competitors are smaller divisions or individual plants within larger companies with more extensive financial and other resources compared to Packaging Dynamics. We also face competition from alternative products including plastic-, board-, paper- and foil-based converted products which we do not currently produce or sell. In addition to price, competition is based on product quality, breadth of product offering, product innovation, supplier response time and complete order fulfillment.

EMPLOYEES

     As of December 31, 2004, we employed approximately 1,350 people, 376 of whom are covered by collective bargaining agreements. Of our 376 unionized employees as of December 31, 2004, 66 employees are based in Belpre, Ohio and are represented by the United Steelworkers of America under a contract that expires in May 2005; 282 employees are based in Chicago, Illinois and are represented by the International Brotherhood of Teamsters Local 743 under a contract scheduled to expire in December 2005; and 28 employees are based in Iuka, Mississippi and are represented by the United Steelworkers of America under a contract that expires in August 2007. There have been no interruptions or curtailments of our operations due to labor disputes since our inception, and we believe that relations with our employees are good; however, as these labor contracts expire, there can be no assurances that there will be no strikes, work stoppages or other labor disputes as we negotiate such contracts.

RAW MATERIALS

     Paper and aluminum foil have historically represented the largest portion of our raw materials. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by us tend to fluctuate with various economic factors which generally affect us and our competitors. During 2003, the Company made a strategic decision to shut down the Detroit paper mill, which had provided approximately 45-50% of the paper we consumed. The Company has entered into supply arrangements that provide for both a secure supply of paper and the opportunity to continue to work to lower the cost of paper through lower basis weights, consolidation of grades and product development. The Company contracts to buy aluminum ingot, attempting to match purchases to contracted sales volume where possible. The Company locks in the cost of converting ingot to foil on an annual basis. The Company believes that its scale of purchases of both foil and paper provides it with a competitive advantage in the markets in which each competes. Prices and lead times for aluminum foil and paper fluctuate with changes in market conditions, in some instances adversely to us. The availability of raw materials was adequate during 2004.

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

     Our manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable. From time to time, we are involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. We believe that we are in material compliance with applicable environmental regulations and do not believe that costs of compliance, if any, will have a material adverse effect on our financial condition, results of operation, or liquidity. In 2005 we will have additional costs related to our ongoing program to clear the site, recover assets and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

     We operate within, and sell to customers throughout, the U.S., Canada and Europe in two operating segments -- Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as the production of insulation for the building materials market. See Note 7 to the Company's annual consolidated financial statements for further information.

MERGER AND DISTRIBUTION

     On March 18, 2002, the board of directors of Ivex Packaging Corporation ("Ivex") approved a merger agreement providing for the merger of Ivex with a wholly-owned subsidiary of Alcoa Inc. ("Alcoa"). As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex's 48.19% ownership interest in Packaging Holdings. To facilitate the distribution, Ivex formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed its shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger. The consolidated financial statements of Packaging Dynamics presented herein include the results of consolidated operations, financial position and cash flows of Packaging Holdings.

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

     Our principal executive offices are located at 3900 West 43rd Street, Chicago, Illinois 60632, and our telephone number is (773) 843-8000. Our home page on the Internet is www.pkdy.com. We make our web site content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. Packaging Dynamics makes available free through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 via a direct link to the Securities and Exchange Commission's Internet site at www.sec.gov.

ITEM 2.  PROPERTIES

     Our principal properties consist of our manufacturing locations. Shown below are the locations of the principal properties which we own or lease. We believe our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

  OWNED FACILITIES

LOCATION               SQUARE FEET              PRINCIPAL USE                OPERATING SEGMENT
--------               -----------              -------------                -----------------
Chicago, Illinois....    148,000     Office, Manufacturing and Warehouse  Food Packaging
Baxter Springs,          265,000     Office, Manufacturing and Warehouse  Food Packaging
  Kansas.............
Caldwell, Ohio.......    117,000     Office, Manufacturing and Warehouse  Specialty Laminations
Belpre, Ohio.........     81,000     Office, Manufacturing and Warehouse  Specialty Laminations
Detroit, Michigan....    255,000     Property Held for Sale               Discontinued Operations

  LEASED FACILITIES

LOCATION               SQUARE FEET              PRINCIPAL USE               OPERATING SEGMENT
--------               -----------              -------------               -----------------
Chicago,                 65,000      Office and Warehouse                 Food Packaging
  Illinois(1)........
Fort Madison,            58,000      Office, Manufacturing and Warehouse  Food Packaging
  Iowa(2)............
Iuka,                    90,000      Office, Manufacturing and Warehouse  Specialty Laminations
  Mississippi(3).....
Atlanta, Georgia(4)..    75,000      Office, Manufacturing and Warehouse  Food Packaging
Atlanta, Georgia(4)..    25,000      Office and Warehouse                 Food Packaging
City of Industry,        79,000      Office, Manufacturing and Warehouse  Food Packaging
  California(5)......
Farmers Branch,          50,000      Office, Manufacturing and Warehouse  Food Packaging
  Texas(6)...........

---------------

(1) Lease expires in 2026, subject to termination at our election in 2006, and from time to time thereafter, upon specified notice.

(2) Lease expires in 2009, subject to our right to extend the lease for two successive five-year periods upon our written notice to the lessor.

(3) Sublease expires in 2005, subject to our right to extend the lease for 54 consecutive annual renewal terms of one (1) year each through September 30, 2058 and one (1) final automatic renewal term of nine (9) years ending September 30, 2067.

(4) Lease expires in 2009, subject to our right to extend the lease for three successive five-year periods upon our written notice to the lessor.

(5) Sublease expires in 2006, subject to our right to extend the lease for one successive five-year period upon our written notice to the sublessor.

(6) Lease expires in 2008, subject to our right to extend the lease for one successive five-year period upon our written notice to the lessor.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 2004.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the name, age, positions and offices held (as of the date hereof) and a brief account of the business experience for each executive officer of the Company.

NAME                                        AGE                   INFORMATION
----                                        ---                   -----------
Frank V. Tannura..........................  48    Mr. Tannura has served as the Chairman of
                                                  the Board since July 1, 2002, a Director of
                                                  the Company since March 2002, Chief
                                                  Executive Officer of the Company since
                                                  September 2004 and as a member of the
                                                  Packaging Holdings management committee
                                                  since November 1998. Mr. Tannura served as
                                                  a director of Ivex from August 1999 to June
                                                  2002, as an Executive Vice President and
                                                  Chief Financial Officer of Ivex from
                                                  February 1999 to June 2002 and Vice
                                                  President and Chief Financial Officer from
                                                  October 1989 to February 1999.
Phillip D. Harris.........................  61    Mr. Harris has served as a Director and
                                                  President of the Company since March 2002
                                                  and Chief Operating Officer of the Company
                                                  since September 2004. He served as Chief
                                                  Executive Officer of the Company from March
                                                  2002 to September 2004. He has served as
                                                  President and Chief Executive Officer of
                                                  Packaging Holdings since January 2001.
                                                  Prior to his employment with us, Mr. Harris
                                                  was Vice President of Operations for Fort
                                                  James Corporation, a consumer tissue
                                                  products manufacturer, from 1993 to 2001.
Gaby A. Ajram.............................  58    Mr. Ajram has served as Vice President of
                                                  the Company since September 2004. Mr. Ajram
                                                  has been the President of Papercon since
                                                  1991.
Patrick T. Chambliss......................  37    Mr. Chambliss has served as Vice President,
                                                  Chief Financial Officer and Secretary of
                                                  the Company since September 2004. Mr.
                                                  Chambliss served as a consultant to the
                                                  Company from October 2003 to September
                                                  2004. From 1997 to 2003 Mr. Chambliss was
                                                  employed by the investment banking division
                                                  of Merrill Lynch & Co., most recently as
                                                  Vice President in the Mergers and
                                                  Acquisitions group.
Eugene J. Gentili.........................  58    Mr. Gentili was appointed Senior Vice
                                                  President, BagcraftPapercon in March 2005.
                                                  Prior to joining Packaging Dynamics, Mr.
                                                  Gentili served as President and Chief
                                                  Executive Officer of Mullinix Packages,
                                                  Inc. from January 2003 to March 2005 and
                                                  Vice President and General Manager of Ivex
                                                  from 1996 to 2003.

NAME                                        AGE                   INFORMATION
----                                        ---                   -----------
Jeremy S. Lawrence........................  54    Mr. Lawrence has served as Vice President
                                                  and General Manager -- Specialty
                                                  Laminations since October 2001. He joined
                                                  Packaging Holdings in August 2000 as Vice
                                                  President of Human Resources. Mr. Lawrence
                                                  served as Vice President -- Human Resources
                                                  for Ivex from 1991 to July 2000.
David E. Wartner..........................  38    Mr. Wartner has served as Vice President,
                                                  Finance and Corporate Controller of the
                                                  Company since January 2005. Mr. Wartner
                                                  served as Vice President and CFO of SEI
                                                  Information Technology from 2003 to January
                                                  2005 and of the Company from July 2002 to
                                                  December 2002. Mr. Wartner served as Vice
                                                  President and Corporate Controller of Ivex
                                                  prior to July 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on the NASDAQ Stock Market, under the ticker symbol PKDY. The high and low sales prices for the common stock by quarter during 2003 and 2004 as reported by the NASDAQ Stock Market are shown below.

                                                         PRICES
                                                     ---------------
                                                      HIGH     LOW     DIVIDENDS DECLARED
                                                     ------   ------   ------------------
2003
  First Quarter....................................  $ 6.90   $ 5.75         $ --
  Second Quarter...................................  $ 7.81   $ 5.29         $ --
  Third Quarter....................................  $ 8.69   $ 6.68         $ --
  Fourth Quarter...................................  $12.24   $ 8.14         $0.05
2004
  First Quarter....................................  $13.44   $ 9.27         $0.05
  Second Quarter...................................  $15.85   $11.74         $0.05
  Third Quarter....................................  $15.29   $11.40         $0.05
  Fourth Quarter...................................  $15.38   $12.90         $0.065

     The approximate number of shareholders of record of our common stock as of March 16, 2005 was 428 holders. On January 4, 2005 the Company paid a $0.065 cash dividend per share of common stock to shareholders of record as of December 15, 2004. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon the financial condition, capital requirements and our earnings as well as other factors that our Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for each of the three years ended December 31, 2004, 2003 and 2002 and consolidated balance sheet data as of December 31, 2004 and 2003 for Packaging Dynamics Corporation have been derived from audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002, 2001, and 2000 for Packaging Dynamics Corporation have been derived from audited consolidated financial statements not included in this annual report.

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

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:(1)
Net sales...............................  $304,973   $243,444   $237,430   $212,900   $201,634
Cost of sales...........................   261,910    209,472    207,336    185,964    175,482
Operating expenses......................    20,541     16,193     18,144     12,994     20,355
Income from operations..................    22,522     17,779     11,950     13,942      5,797
Interest expense........................     5,900      5,674      5,982      9,350     10,114
Income (loss) before income taxes.......    16,622     12,105      5,968      4,592     (4,317)
Income tax provision (benefit)(2).......     6,566      4,736      2,521        603       (838)
Income (loss) from continuing
  operations............................    10,056      7,369      3,447      3,989     (3,479)
Loss from discontinued operations, net
  of tax benefit........................    (1,278)   (22,089)    (2,516)    (1,645)    (1,721)
Net Income (loss).......................     8,778    (14,720)       931      2,344     (5,200)
Basic net income(loss) per share:(3)
  Continuing operations.................      1.01       0.76         --         --         --
  Discontinued operations...............     (0.13)     (2.28)        --         --         --
  Net income (loss).....................      0.88      (1.52)        --         --         --
Diluted net income (loss) per share:(3)
  Continuing operations.................      0.98       0.75         --         --         --
  Discontinued operations...............     (0.13)     (2.25)        --         --         --
  Net income (loss).....................      0.85      (1.50)        --         --         --
Cash dividends declared per common
  share.................................      0.22       0.05         --         --         --

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
BALANCE SHEET DATA (END OF PERIOD):
Total assets............................   228,667    142,956    166,355    160,010    169,901
Total liabilities.......................   178,805    111,566    120,648    126,013    137,421
Long-term debt, including note payable
  to related party......................   110,386     66,700     67,710     94,962    100,536
Stockholders' equity/Members' equity....    49,862     31,390     45,707     33,997     32,480

---------------

(1) The financial data of Packaging Dynamics Corporation include the acquisition of the capital stock of Papercon, as of September 14, 2004, the net assets of the Iuka Lamination Division of Ormet Corporation ("Iuka"), as of December 4, 2003 and the common stock of Wolf Packaging, Inc. ("Wolf"), as of October 23, 2002.

(2) Prior to July 1, 2002, for income tax purposes, Packaging Holdings' federal and state taxable income, other than income generated by International Converter, Inc. ("ICI"), was reported by its members on their income tax returns as if the company were a partnership.

(3) On July 1, 2002, the Company issued 9,437,750 shares of common stock in connection with the merger and distribution. Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for 2002, 2001 or 2000.

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

SUMMARY AND OUTLOOK

     The business is generally experiencing solid performance in each operating segment. Over the next few quarters, the Company's primary focus will be on integrating the acquisition of Papercon into the Food Packaging segment. Other priorities include expanding sales of new and existing products, improving manufacturing productivity and reducing overall product costs. The Company is evaluating a number of specific capital investment opportunities to expand product capabilities and reduce production costs. If approved, these investments could result in total capital expenditures of approximately $10,000 in 2005 compared to $6,081 in 2004 and an estimated normalized range of $7,000 to $8,000 including Papercon. The Company is also continuing its efforts to identify and pursue acquisition candidates which have the potential to expand the Company's product capabilities, market participation and geographical presence.

     The Company's results are typically weakest in the first quarter of the year due, in part, to seasonal factors impacting certain markets served by the Company's Food Packaging operating segment. In addition, the first quarter of 2005 will be impacted by weakness in sales by the Company's Specialty Laminations operating segment. This is primarily the result of a combination of global shortages of a key raw material used by the Company's building products customers in the production of their products and a strategic decision by the Company to focus its resources on a narrower set of building products customers in an effort to maximize long-term sales growth.

FINANCIAL PERFORMANCE

     Our continuing operations are comprised of two operating segments -- Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as the production of insulation for the building materials market. Our discontinued operation is the Specialty Paper segment which we exited during 2003 in connection with our decision to shut down the Detroit Paper mill.

     The Company's management reporting system measures segment operating performance based on Segment Operating Income. Certain items, such as asset sales and disposals and the 2002 long-term incentive compensation charge are excluded from Segment Operating Income. Corporate administrative expenses are allocated to the segments on a direct basis where appropriate with the remainder being allocated based on revenues. See Note 7 to the Company's annual consolidated financial statements for further information.

  FOOD PACKAGING

                                                         2004       2003       2002
                                                       --------   --------   --------
Net Sales............................................  $213,053   $172,882   $170,150
Segment Operating Income.............................  $ 14,572   $ 12,091   $ 11,147
Segment Operating Income Margin......................       6.8%       7.0%       6.6%
Depreciation and Amortization........................  $  4,503   $  3,895   $  3,884

     Net sales increased $40,171, or 23.2%, during 2004 compared to 2003. Papercon, which was acquired on September 14, 2004, contributed $31,736 of net sales in 2004. Excluding Papercon, the net sales increase in the period was attributable to a combination of unit volume growth in key end markets as well as the impact of raw material related pricing actions. Net sales increased $2,732, or 1.6%, during 2003 compared to 2002. The increase was primarily due to incremental sales volume related to the Wolf acquisition, partially offset by the impact of lower pricing resulting from shifts from foil to paper products by several customers in our foodservice markets and the strategic exit of certain products and customers in our distribution and retail markets.

     Segment Operating Income increased $2,481, or 20.5%, in 2004 compared to 2003 and Segment Operating Income margin decreased to 6.8% from 7.0% during 2004 compared to 2003. The increase in operating income was primarily due to incremental operating income related to the Papercon acquisition as the impact of increased sales and cost initiatives in our base business were generally offset by increased raw material and employee related costs. In addition, 2004 results were negatively impacted by a lower margin on the inventory acquired in the Papercon acquisition, which, as a result of acquisition purchase accounting, was $234 higher than their manufactured cost.

     Segment Operating Income increased $944, or 8.5%, in 2003 compared to 2002 and Segment Operating Income margin increased to 7.0% from 6.6% during 2003 compared to 2002. The increase was primarily due to increased sales as a result of the Wolf acquisition. The improved margin reflected the ongoing impact of our productivity investments in converting equipment; lower manufacturing overhead due to reduced overall staffing levels; and improving product mix as we exited unprofitable products and customers.

  SPECIALTY LAMINATIONS

                                                           2004      2003      2002
                                                          -------   -------   -------
Net Sales...............................................  $95,454   $73,720   $73,287
Segment Operating Income................................  $ 7,895   $ 6,501   $ 4,980
Segment Operating Income Margin.........................      8.3%      8.8%      6.8%
Depreciation and Amortization...........................  $ 1,741   $ 1,647   $ 1,686

     Net sales increased $21,734, or 29.5%, during 2004 compared to 2003. Approximately 85% of the 2004 sales growth is due to the Iuka plant which the Company acquired in December 2003. The remaining increase was attributable to a combination of unit volume growth in key end markets and raw material related pricing actions. Net sales increased $433, or 0.6%, during 2003 compared to 2002. The increase was primarily due to increased sales of products to building materials customers partially offset by reduced sales of food packaging products.

     Segment Operating Income increased $1,394, or 21.4%, in 2004 compared to 2003 and Segment Operating Income Margin decreased to 8.3% from 8.8% during 2004 compared to 2003. The increase in operating income was due to the contribution of the Iuka plant acquired in 2003, the positive impact of volume increases, raw material related pricing actions and cost and productivity gains partially offset by raw material and other operating cost increases. Segment Operating Income increased $1,521, or 30.5%, in 2003 compared to 2002 and Segment Operating Income Margin increased to 8.8% from 6.8% during 2003 compared to 2002. This increase was primarily due to increased sales volume, improved sales mix and manufacturing cost and productivity improvements.

  ASSET SALES AND DISPOSALS AND 2002 LONG TERM MANAGEMENT INCENTIVE CHARGE

     We continue our efforts to upgrade the capabilities of our manufacturing operations and dispose of assets which are not needed to execute our business strategy. During 2004, we sold a parcel of unused property near one of our plants and recorded a gain of $55. During 2003 and 2002, we idled certain converting equipment in our Chicago, Illinois and Baxter Springs, Kansas manufacturing facilities due to the purchase of five new bag machines in 2003. The new bag machines have improved productivity on several product categories. These manufacturing improvements and certain other productivity improvements resulted in a loss in 2003 and 2002 of $813 and $1,510, respectively, on the sale or disposal of the equipment. Also, as discussed further in Note 10 to the Company's annual consolidated financial statements, we recorded a non-cash long-term incentive compensation charge of $2,667 during 2002.

  INTEREST EXPENSE

     Interest expense was $5,900 in 2004 compared to $5,674 in 2003. The increase in interest expense was primarily due to increased average outstanding indebtedness of approximately $56,000 as a result of the third quarter 2004 acquisition of Papercon, partially offset by overall lower average borrowing rates. The average interest rate on borrowings in 2004 was approximately 4.82% compared to 6.21% in 2003. In the third quarter of 2004, the Company expensed $150 of costs incurred in connection with amending the terms of its term debt to provide for the Papercon acquisition. In 2003, the Company expensed $1,146 of unamortized bank fees ($906 in continuing operations and $240 in discontinued operations) resulting from the Company's credit facility refinancing.

     Interest expense during 2003 was $5,674 compared to $5,982 during the same period in 2002. The decrease in interest expense in 2003 compared to 2002 resulted primarily from decreased average outstanding indebtedness as a result of reductions in working capital and the forgiveness of the 12% Promissory Note payable to Ivex. The average interest rates on borrowings in 2003 was approximately 6.21% compared to 7.60% in 2002.

  INCOME TAXES

     The income tax provision for continuing operations was $6,566, $4,736, and $2,521 for 2004, 2003 and 2002, respectively. The Company's effective tax rate on income from continuing operations was 39.5%, 39.1% and 42.2% for 2004, 2003 and 2002, respectively. During 2004, due to the losses incurred related to the shutdown of the Detroit paper mill in 2003, we paid cash taxes only for U.S. alternative minimum tax, state taxes and U.S. income taxes on Papercon earnings for approximately one month following the acquisition date until Papercon became part of the Company's consolidated filing group.

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

  INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations was $10,056, $7,369 and $3,447 for 2004, 2003 and 2002, respectively. The 2004 increase resulted primarily from the following factors discussed above: incremental earnings from the Papercon and Iuka acquisitions; positive impacts from sales volume increases, raw material related pricing actions and manufacturing productivity initiatives in our base business; raw material and other cost increases; and a $55 gain on asset disposals in 2004 versus a loss on asset disposals of $813 in 2003. The 2003 increase was primarily due to the following factors discussed above: non-cash long-term incentive compensation expense of $2,667 recorded in 2002; a $697 reduction in loss on asset disposals; the impact of sales changes; and manufacturing cost and productivity initiatives.

  DISCONTINUED OPERATIONS

     Loss from discontinued operations in 2004 was $1,278 compared to a loss of $22,089 in 2003 and a loss of $2,516 in 2002. The net loss for 2004 represents the following: $2,317 ($1,401 after tax) of administrative expense associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property; $398 ($241 after tax) of expense due to additional withdrawal liability from a multi-employer pension plan; and $602 ($364 after tax) of proceeds from the liquidation of equipment. In the third quarter of 2003, the Company recorded a $22,094 ($13,367 after tax) asset impairment charge and a $2,800 ($1,694 after tax) severance charge. In the fourth quarter of 2003, the Company recorded an additional charge of $1,965 ($1,189 after tax) primarily related to the write-down of parts and supplies inventories, the write-down of other current assets and for employee outplacement services, and a charge of $816 ($495 after tax) for withdrawal liability from a multi-employer pension plan. The remaining loss from discontinued operations during 2003 was the result of operating losses. In 2005 we will have additional costs related to our ongoing program to clear the site, recover assets and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. A summary of the Company's significant accounting policies is included in Note 2 to the Company's annual consolidated financial statements. Certain of the Company's accounting policies are considered critical, as these policies are the most important to the depiction of the Company's financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Estimation methodologies are applied consistently from year to year in material respects. The following is a summary of accounting policies management considers critical to the Company's consolidated financial statements. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosures relating to it in this Management's Discussion and Analysis.

  REVENUE RECOGNITION

     The Company recognizes revenue at the time title transfers to the customer (generally upon shipment of products). Our revenue recognition policies are in accordance with Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition in Financial Statements." Shipping and handling costs are included as a component of cost of goods sold. Rebates and discounts expenses directly related to the sale are recorded as a reduction to net sales. The rebates and discounts accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates, and actual results could differ from these estimates. Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

  INVENTORIES

     The Company states inventories at the lower of cost or market using the first-in, first-out, or FIFO, method to determine the cost of raw materials and finished goods. This cost includes raw materials, direct labor and manufacturing overhead. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in estimates of net realizable value are manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory. Please refer to Schedule II --

Valuation and Qualifying Accounts in this Form 10-K for activity in the obsolescence reserve over the past three years.

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

     If we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. Please refer to Schedule II -- Valuation and Qualifying Accounts in this Form 10-K for activity in the allowance for doubtful accounts over the past three years.

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

     Provisions for depreciation have been computed principally on the straight-line method over the estimated useful lives: generally 31 years for buildings, 15 to 31 years for improvements, 7 to 20 years for machinery and equipment and 3 to 5 years for computer software. The Company amortizes intangible assets with definitive lives over varying periods. Deferred financing fees are amortized using the effective interest method over the lives of the respective debt agreements. Customer contracts and customer relationships are amortized using the straight-line method over the estimated lives of the contracts and relationships. Covenants not to compete are amortized using the straight-line method over the lives of the agreements.

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

     As discussed in the notes to the financial statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Our reporting units are consistent with our operating segments. Goodwill of approximately $81,263 is shown on our balance sheet as of December 31, 2004.

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

     In estimating future cash flows, we use internally generated projections reviewed by management. We develop our projections based upon recent sales trends, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated projections, a projection of cash flows is made based upon expected sales growth rates and capital and working capital requirements.

     We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of discounted cash flow had been approximately 40% lower for our Food Packaging reporting unit and approximately 65% lower for our Specialty Laminations reporting unit, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill.

  STOCK-BASED COMPENSATION

     As of December 31, 2004, we followed APB No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and the related Interpretations in accounting for our stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25, defines a "fair value based method" of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the "intrinsic value based method" prescribed in APB No. 25.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that beginning with the first quarter of adoption of SFAS 123R compensation expense will be recorded for stock options and restricted stock as such items vest, while the retroactive methods would record compensation expense for all stock options and restricted stock as they vest beginning with the first period restated. See Note 2 to the Company's annual consolidated financial statements for assumptions used in calculating the fair values of employee stock option plans.

     We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. However, in accordance with SFAS No. 123, we have been disclosing in the Notes to the Consolidated Financial Statements the impact on our net income and earnings per share had we adopted the fair value based method. If we had adopted the fair value based method in 2004, our net income would have been $266 lower than reported or approximately $.02 diluted earnings per share lower than reported. If we had applied the fair value based method and recorded the additional after-tax expense of $266, it would not have had a significant impact on our liquidity and capital resources because the expense is non-cash. Further, "non-cash expenses relating to the granting of options" are excluded as an expense in determining EBITDA for purposes of our debt covenants.

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

     In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. No valuation allowance is considered necessary as of December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, we had cash and cash equivalents of $1,175, and $46,561 was available under the revolving portion of our credit facility (the "Senior Credit Facility"), after taking into account $2,539 in letters of credit outstanding and $900 of revolver borrowings. Our working capital at December 31, 2004 was $29,965 compared to $16,410 at December 31, 2003 due primarily to the acquisition of Papercon.

     Our primary short-term and long-term operating cash requirements are for debt service, working capital, capital expenditures and dividends. We expect to rely on cash generated from operations supplemented by revolver borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

     During the third quarter of 2004, the Company amended the Senior Credit Facility to provide for an additional $45,000 of Term B loans and an increase in the revolving credit facility to $50,000, up to $8,000 of which may be in the form of letters of credit. The revolving credit facility is due in 2008. As of December 31, 2004, the Term A Loan had an outstanding balance of $24,750 and will mature in 2008. The required aggregate annual payments, payable in quarterly installments, total $5,250 $6,250, $7,250 and $6,000 in 2005, 2006,
2007 and 2008, respectively. As of December 31, 2004, the Term B Loan had a outstanding balance of $83,829 and will mature in 2009. The aggregate annual payments, payable in equal quarterly installments, total $843 in years 2005 through 2008 and $80,459 in 2009. The revolver had a balance of $900 as of December 31, 2004.

     The Company generated $17,327, $14,989 and $21,503 of cash from operating activities during 2004, 2003 and 2002, respectively. The increase from 2004 compared to 2003 was primarily due to incremental cash from operating activities from Papercon partially offset by a decrease in cash from discontinued operating activities. The decrease in cash from operating activities from 2003 compared to 2002 was primarily related to an increased investment in working capital.

     Cash used by discontinued operating activities was $1,952 during 2004 compared with cash from discontinued operations of $2,532 and $4,356 during 2003 and 2002, respectively. The cash generated and used by discontinued operating activities is a result of ongoing efforts to clear the site and dispose of the Detroit property. Such costs are expected to continue until the property is sold.

     Cash used by investing activities was $50,378, $12,321 and $13,909 during 2004, 2003 and 2002, respectively. The increase in cash used in continuing operations investing activities during 2004 was primarily associated with the Papercon acquisition. Cash used for additions to property, plant and equipment was $6,081, $6,272 and $2,265 in 2004, 2003 and 2002, respectively. Major capital expenditures in 2004 were for information technology upgrades, manufacturing equipment upgrades as well as building and office improvements. In 2003 capital expenditures included $2,842 of investment in new bag making equipment in our Food Packaging operating segment, increased investment in information technology infrastructure and upgrades to our manufacturing facilities.

     Financing activities generated cash of $33,773 during 2004 compared to a use of $4,079 and $6,771 during 2003 and 2002, respectively. The cash generated in the current year was primarily related to the Senior Credit Facility borrowings in connection with the acquisition of Papercon. In October 2004, the Company reduced the revolver balance by $22,600 primarily by using the cash acquired in the Papercon acquisition. During 2004, the Company paid cash dividends of $1,978 compared with zero during 2003 and 2002. In addition, in December 2004, the Company announced a cash dividend of $0.065 per common share, $683 in the aggregate, which was paid on January 4, 2005 to shareholders of record on December 15, 2004.

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

     Accordingly, Term A Loans and revolving loans bear interest at rates of up to 2.0% plus the base rate, in the case of Base Rate Loans, and up to 3.0% plus LIBOR, in the case of Eurodollar Loans. Term B Loans bear interest at rates of 2.0% plus the base rate, in the case of Base Rate Loans, and 3.0% plus LIBOR, in the case of Eurodollar Loans.

     At December 31, 2004, the interest rates on borrowings under the Term A Loan and the Term B Loan were 3.0% plus LIBOR (1.98%) and 3.0% plus LIBOR (1.98%), respectively, compared with 3.0% plus LIBOR (1.15%) and 3.5% plus LIBOR (1.15%), respectively, at December 31, 2003. To reduce the impact of changes in interest rates on our variable rate debt, the Company has entered into interest rate derivative instruments, which are discussed in "Quantitative and Qualitative Disclosures About Market Risk".

     Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

     Under the Senior Credit Facility, as amended, we are required to comply on a quarterly basis with the following four financial covenants:

     - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.5 to 1 at December 31, 2004 to 4 to 1;

     - under the senior secured leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total secured funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 3.75 to 1 at December 31, 2004 to 3 to 1;

     - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments (excluding the $7,000 seller note issued in connection with the Papercon acquisition) of the Company and its consolidated subsidiaries must be equal to or greater than certain specified levels, increasing from 1.1 to 1 at December 31, 2004 to 1.2 to 1; and

     - under the net worth covenant, Packaging Dynamics' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging

       Dynamics, and (3) 75% of the amount added to the equity of Packaging Dynamics in accordance with GAAP in connection with the Papercon acquisition.

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

     The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires PDOC to maintain specified financial ratios and levels of tangible net worth as discussed above. PDOC was in compliance with those covenants as of December 31, 2004, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($109,479 as of December 31, 2004) and foreclosure on the collateral securing those obligations.

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

     On December 4, 2003, the Company acquired the net assets of the Iuka Lamination Division of Ormet Corporation. The Iuka Lamination Division consists of a single converting plant located in Iuka, Mississippi which produces laminated foil products for the insulation, food packaging and label stock markets. The business generated net sales of approximately $18,000 during 2003 and the purchase price was approximately $4,296. The acquisition is not considered significant and thus no pro forma financial information has been presented.

     On September 14, 2004, the Company acquired Papercon, a manufacturer and marketer of a broad range of paper and foil based specialty packaging products for foodservice, supermarket, quick service restaurant and food processing customers, Papercon is headquartered at its Atlanta, Georgia manufacturing facility and also has manufacturing facilities near Dallas, Texas and Los Angeles, California. The acquisition of Papercon significantly broadens the Company's product line, customer base and geographic presence. The business generated net sales of approximately $85,480 during 2003 and the aggregate purchase price was approximately $66,421 comprised of $44,148 of cash (net of cash acquired), $11,575 of Packaging Dynamics common stock and a $7,000 note payable to the seller. The cash portion of the acquisition was funded with an increase in the borrowings under the Senior Credit Facility.

     Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 6 -- Long Term Debt and
Note 11 -- Commitments and Contingencies to the consolidated financial statements. A summary of significant contractual obligations as of December 31, 2004 is as follows:

                            LONG-TERM     OPERATING      CAPITAL
                               DEBT         LEASE         LEASE      NON-COMPETE
                            MATURITIES   COMMITMENTS   COMMITMENTS    AGREEMENT     TOTAL
                            ----------   -----------   -----------   -----------   --------
2005......................   $  6,093      $ 2,443        $ 90         $1,667      $ 10,293
2006......................     14,092        2,260          90          1,333        17,775
2007......................      8,092        1,667          90          1,000        10,849
2008......................      7,743        1,405          68             --         9,216
2009......................     80,459        1,124          --             --        81,583
Thereafter................         --        3,635          --             --         3,635
                             --------      -------        ----         ------      --------
Total.....................   $116,479      $12,534        $338         $4,000      $133,351
                             ========      =======        ====         ======      ========

     The Company does not have long-term supply agreements or capital commitments in addition to those discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB released FASB Statement No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" (which we refer to as "SFAS 151"). SFAS 151 is the result of the FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

     In December 2004, the FASB issued two FASB Staff Positions (FSP's) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. As a domestic manufacturer the Company will assess early in 2005 whether the Company is eligible for any tax deductions under this Act. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." We expect FAS 109-2 to have no impact.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R and the expected related impact on the Company's financial statements is discussed more fully under the heading "Disclosures about Critical Accounting Policies -- Stock Based Compensation".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use interest rate swaps, collars and caps to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of December 31, 2004, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We had an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We also entered into an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar will result in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition to these two instruments, we had two interest rate caps of $15,000 each which became effective on December 31, 2004 for a cap premium of $376. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

     Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a $471 asset as of December 31, 2004 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The changes in the fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

     Substantially all of our sales, including export sales, are denominated in United States Dollars in order to reduce our exposure to changes in foreign currency exchange rates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this annual report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Summary and Outlook, -- Financial
Performance, -- Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and -- Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private -- Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses;
(vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Report of Independent Registered Public Accounting Firm is included on page 24.

     (a)(1) The following financial statements of Packaging Dynamics are included on pages 25 to 52.

     - Consolidated Balance Sheets at December 31, 2004 and 2003

     - Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002

     - Consolidated Statements of Stockholders' Equity/Members' Equity and Other Comprehensive Income (Loss) for the Years ended December 31, 2004, 2003 and 2002

     - Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002

     - Notes to the Consolidated Financial Statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Packaging Dynamics Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Packaging Dynamics Corporation and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

-s- PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 30, 2005

                         PACKAGING DYNAMICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003
                                                              ---------------   ---------------
                                            ASSETS
Current Assets:
  Cash and cash equivalents.................................     $  1,175          $    453
  Accounts receivable trade (net of allowance for doubtful
    accounts of $825 and $375, respectively)................       31,174            24,751
  Inventories...............................................       36,506            21,740
  Prepaid expenses and other current assets.................        5,962             6,864
                                                                 --------          --------
       Total current assets.................................       74,817            53,808
                                                                 --------          --------
Property, Plant and Equipment:
  Buildings and improvements................................       20,919            19,356
  Machinery and equipment...................................       58,287            46,699
  Construction in progress..................................          924               271
                                                                 --------          --------
                                                                   80,130            66,326
  Less -- accumulated depreciation..........................      (29,284)          (23,582)
                                                                 --------          --------
                                                                   50,846            42,744
  Land......................................................          848               861
                                                                 --------          --------
       Total property, plant and equipment..................       51,694            43,605
                                                                 --------          --------
Other Assets:
  Goodwill..................................................       81,263            43,724
  Intangibles and other assets, net of accumulated
    amortization............................................       20,893             1,819
                                                                 --------          --------
       Total other assets...................................      102,156            45,543
                                                                 --------          --------
         Total Assets.......................................     $228,667          $142,956
                                                                 ========          ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................     $  6,093          $  5,950
  Cash overdraft............................................        6,339             3,018
  Accounts payable..........................................       20,793            17,367
  Accrued salary and wages..................................        3,420             4,081
  Other accrued liabilities.................................        8,207             6,982
                                                                 --------          --------
       Total current liabilities............................       44,852            37,398
Long-Term Debt..............................................      110,386            66,700
Other Liabilities...........................................        7,592             2,692
Deferred Income Taxes.......................................       15,975             4,776
                                                                 --------          --------
         Total Liabilities..................................      178,805           111,566
                                                                 --------          --------
Commitments and Contingencies (Note 11).....................           --                --
Stockholders' Equity:
  Preferred stock, $.01 par value -- 5,000,000 shares
    authorized; no shares issued or outstanding.............           --                --
  Common stock, $.01 par value -- 40,000,000 shares
    authorized; 10,514,837 and 9,681,504 shares issued and
    outstanding, respectively...............................          105                97
  Paid in capital in excess of par value....................       57,570            46,003
  Other comprehensive income................................          486               190
  Retained earnings (accumulated deficit)...................       (8,299)          (14,900)
                                                                 --------          --------
    Total stockholders' equity..............................       49,862            31,390
                                                                 --------          --------
       Total Liabilities and Stockholders' Equity...........     $228,667          $142,956
                                                                 ========          ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              2004          2003        2002
                                                           -----------   ----------   --------
Net sales................................................  $   304,973   $  243,444   $237,430
Cost of goods sold.......................................      261,910      209,472    207,336
                                                           -----------   ----------   --------
Gross profit.............................................       43,063       33,972     30,094
                                                           -----------   ----------   --------
Operating expenses:
  Selling, general and administrative....................       19,650       14,736     16,128
  Depreciation and amortization..........................          946          644        506
  Asset sales and disposals..............................          (55)         813      1,510
                                                           -----------   ----------   --------
Total operating expenses.................................       20,541       16,193     18,144
                                                           -----------   ----------   --------
Income from operations...................................       22,522       17,779     11,950
Interest expense.........................................        5,900        5,674      5,982
                                                           -----------   ----------   --------
Income before income taxes...............................       16,622       12,105      5,968
Income tax provision.....................................        6,566        4,736      2,521
                                                           -----------   ----------   --------
Income from continuing operations........................       10,056        7,369      3,447
Loss from discontinued operations, net of tax benefit....       (1,278)     (22,089)    (2,516)
                                                           -----------   ----------   --------
Net income (loss)........................................  $     8,778   $  (14,720)  $    931
                                                           ===========   ==========   ========
Basic earnings (loss) per share of common stock:
  Continuing operations..................................  $      1.01   $     0.76
  Discontinued operations................................        (0.13)       (2.28)
                                                           -----------   ----------
  Net income (loss)......................................  $      0.88   $    (1.52)
                                                           ===========   ==========
Diluted earnings (loss) per share of common stock:
  Continuing operations..................................  $      0.98   $     0.75
  Discontinued operations................................        (0.13)       (2.25)
                                                           -----------   ----------
  Net income (loss)......................................  $      0.85   $    (1.50)
                                                           ===========   ==========
Weighted average shares outstanding:
  Basic..................................................    9,927,406    9,667,301
  Diluted................................................   10,268,678    9,808,164

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/MEMBERS' EQUITY AND
                       OTHER COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                          PACKAGING DYNAMICS
                                              CORPORATION                                                          ACCUMULATED
                                     -----------------------------                                   RETAINED         OTHER
                                        COMMON STOCK                 CONTRIBUTIONS                   EARNINGS     COMPREHENSIVE
                                     -------------------   PAID IN       FROM        ADVANCES TO   (ACCUMULATED      INCOME
                                       SHARES     AMOUNT   CAPITAL      MEMBERS        MEMBERS       DEFICIT)        (LOSS)
                                     ----------   ------   -------   -------------   -----------   ------------   -------------
Balance at December 31, 2001.......                                     $34,579         $(298)       $    270         $(554)
Formation of Packaging Dynamics
  Corporation (Note 1).............   9,437,750    $ 94    $44,475      (34,579)          298            (897)          704
Net income.........................                                                                       931
Exercise of common stock options...      14,350                103
Issuance of common stock...........     166,667       2        982
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    tax benefit of $169............                                                                                    (403)
    Comprehensive income (loss)....
                                     ----------    ----    -------      -------         -----        --------         -----
Balance at December 31, 2002.......   9,618,767      96     45,560           --            --             304          (253)
Net loss...........................                                                                   (14,720)
Exercise of common stock options...      62,737       1        443
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    tax expense of $289............                                                                                     443
    Comprehensive income (loss)....
Cash dividend ($.05 per share).....                                                                      (484)
                                     ----------    ----    -------      -------         -----        --------         -----
Balance at December 31, 2003.......   9,681,504      97     46,003           --            --         (14,900)          190
Net income.........................                                                                     8,778
Issuance of common stock...........     833,333       8     11,567
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    taxes expense of $193..........                                                                                     296
    Comprehensive income (loss)....
Cash dividend ($.22 per share).....                                                                    (2,177)
                                     ----------    ----    -------      -------         -----        --------         -----
Balance at December 31, 2004.......  10,514,837    $105    $57,570      $    --         $  --        $ (8,299)        $ 486
                                     ==========    ====    =======      =======         =====        ========         =====


                                     STOCKHOLDERS'/   COMPREHENSIVE
                                        MEMBERS'         INCOME
                                         EQUITY          (LOSS)
                                     --------------   -------------
Balance at December 31, 2001.......     $33,997
Formation of Packaging Dynamics
  Corporation (Note 1).............      10,095
Net income.........................         931         $    931
Exercise of common stock options...         103
Issuance of common stock...........         984
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    tax benefit of $169............        (403)            (403)
                                                        --------
    Comprehensive income (loss)....                     $    528
                                        -------         ========
Balance at December 31, 2002.......      45,707
Net loss...........................     (14,720)        $(14,720)
Exercise of common stock options...         444
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    tax expense of $289............         443              443
                                                        --------
    Comprehensive income (loss)....                     $(14,277)
                                                        ========
Cash dividend ($.05 per share).....        (484)
                                        -------
Balance at December 31, 2003.......      31,390
Net income.........................       8,778         $  8,778
Issuance of common stock...........      11,575
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    taxes expense of $193..........         296              296
                                                        --------
    Comprehensive income (loss)....                     $  9,074
                                                        ========
Cash dividend ($.22 per share).....      (2,177)
                                        -------
Balance at December 31, 2004.......     $49,862
                                        =======

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $  8,778    $(14,720)   $    931
  Adjustments to reconcile net income to net cash from
     operating activities:
     Write-off of long-lived assets and other assets........        --      23,902          --
     Depreciation and amortization..........................     6,244       7,063       7,663
     Amortization and write-off of deferred financing
       costs................................................       393       1,932         739
     Loss (gain) on disposal of equipment...................       (55)        813       1,510
     Provision for doubtful accounts........................       126         (74)        214
     Deferred income taxes..................................     4,728      (9,707)     (1,266)
     Non-cash charge for long-term incentive compensation...        --          --       2,542
     Non-cash interest to related party.....................        --          --         868
     Changes in operating assets and liabilities (excluding
       acquisition of business) from continuing operations:
       Accounts receivable..................................       128      (1,072)     (2,493)
       Inventories..........................................    (4,429)      5,635       1,263
       Other assets.........................................    (1,674)        111        (470)
       Accounts payable and accrued liabilities.............     5,040      (1,426)      5,646
                                                              --------    --------    --------
          Net cash from continuing operating activities.....    19,279      12,457      17,147
          Net cash from (used by) discontinued operating
            activities......................................    (1,952)      2,532       4,356
                                                              --------    --------    --------
          Net cash from operating activities................    17,327      14,989      21,503
                                                              --------    --------    --------
Cash flows from (used by) investing activities:
  Proceeds from sale of assets..............................       225           4         403
  Acquisitions, net of cash acquired........................   (45,124)     (5,198)     (9,275)
  Additions to property, plant and equipment................    (6,081)     (6,272)     (2,265)
                                                              --------    --------    --------
          Net cash used by continuing investing
            activities......................................   (50,980)    (11,466)    (11,137)
          Net cash from (used by) discontinued investing
            activities......................................       602        (855)     (2,772)
                                                              --------    --------    --------
          Net cash used by investing activities.............   (50,378)    (12,321)    (13,909)
                                                              --------    --------    --------
Cash flows from (used by) financing activities:
  Principal payments for loan obligations...................    (5,871)    (75,680)     (6,420)
  Proceeds from loan obligations............................    45,000      70,000          --
  Proceeds under revolving line of credit...................    89,600      59,400      30,400
  Repayments under revolving line of credit.................   (91,900)    (56,200)    (32,100)
  Payment of financing costs................................      (670)     (1,879)         --
  Payment of dividends......................................    (1,978)         --          --
  Other, net................................................      (408)        280       1,349
                                                              --------    --------    --------
          Net cash from (used by) financing activities......    33,773      (4,079)     (6,771)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........       722      (1,411)        823
Cash and cash equivalents at beginning of year..............       453       1,864       1,041
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  1,175    $    453    $  1,864
                                                              ========    ========    ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
     Interest...............................................  $  4,971    $  4,414    $  5,722
     Income taxes...........................................       290         400       1,231
Non-cash transaction:
  Common stock issued in connection with the acquisition of
     subsidiary.............................................    11,575          --         984
  Debt issued in connection with the acquisition of
     subsidiary.............................................     7,000          --          --
  Obligation due under non-compete agreement issued in
     connection with the acquisition of subsidiary..........     3,698          --          --
  Declaration of dividend...................................       683         484          --

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     Packaging Dynamics Corporation the ("Company" or "Packaging Dynamics") is a Delaware corporation established as a holding company to own all of the interest in Packaging Dynamics Operating Company ("PDOC"). PDOC is a Delaware corporation which is the holding company for all our current operating subsidiaries.

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

     The Company is a flexible packaging converter, supplying specialty converted paper, foil and film based products for use in a variety of end use markets. Our continuing operations operate within, and sell to customers throughout, the U.S., Canada and Europe in two operating segments -- Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as the production of insulation

                         PACKAGING DYNAMICS CORPORATION
for the building materials market. Our discontinued operation is the Specialty Paper segment which we exited during 2003 in connection with our decision to shut down the Detroit Paper mill.

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

REVENUE RECOGNITION

     The Company recognizes revenue at the time title transfers to the customer (generally upon shipment of products) in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Shipping and handling costs are included as a component of cost of goods sold. Rebates and discounts expenses directly related to the sale are recorded as a reduction to net sales. The rebates and discounts accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates, and actual results could differ from these estimates.

INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at December 31, 2004 and 2003 consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
Raw materials...............................................    $18,609        $ 9,892
Work-in-process.............................................      3,580          1,488
Finished goods..............................................     14,608         10,672
                                                                -------        -------
                                                                $36,797        $22,052
Obsolescence reserve........................................       (291)          (312)
                                                                -------        -------
Net.........................................................    $36,506        $21,740
                                                                =======        =======

PROPERTY, PLANT AND EQUIPMENT

     The Company capitalizes expenditures for additions and major improvements at cost and charges to operating expenses the cost of maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method, over the following estimated useful lives: generally 31 years for buildings, 15 to 31 years for improvements, 7 to 20 years for machinery and equipment and 3 to 5 years for computer software. During the second quarter of 2004, the Company changed the estimate of useful lives for certain major converting machinery and equipment from 12 years to 20 years resulting in a net reduction of annual depreciation expense of $110. Assets recorded under capital leases are amortized over the shorter of the life of the lease or useful life. Depreciation expense was $5,901, $6,709, and $7,543 for the year ended December 31, 2004, 2003 and 2002, respectively.

                         PACKAGING DYNAMICS CORPORATION

     The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in the current operating results.

LONG-LIVED ASSETS

     Long-lived assets, including property, plant and equipment and finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Finite-lived intangibles, consisting of deferred financing costs, non-compete agreements and customer contracts, are capitalized and amortized over their useful lives which range from one to nine years.

     The Company amortizes intangible assets with definitive lives over varying periods. Deferred financing fees are amortized using the effective interest method over the lives of the respective debt agreements. Customer contracts and customer relationships are amortized using the straight-line method over the estimated lives of the contracts and relationships. Covenants not to compete are amortized using the straight-line method over the lives of the agreements.

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

     Trademarks and trade names are considered to have indefinite lives. Goodwill, along with other indefinite lived intangibles, are reviewed annually during the fourth quarter for impairment or when events or circumstances indicate that an impairment exists. See Note 5 to the financial statements for additional information.

STOCK BASED COMPENSATION

     At December 31, 2004, the Company has a stock-based compensation plan, which is described more fully in Note 10, "Employee Benefit Plans." The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

                         PACKAGING DYNAMICS CORPORATION

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               2004       2003
                                                              -------   ---------
Net income (loss)...........................................  $8,778    $(14,720)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax
  effects...................................................    (266)        (36)
                                                              ------    --------
Pro forma net income (loss).................................  $8,512    $(14,756)
                                                              ======    ========
Income (Loss) Per Share:
  Basic -- as reported......................................  $ 0.88    $  (1.52)
                                                              ======    ========
  Basic -- Pro forma........................................  $ 0.86    $  (1.53)
                                                              ======    ========
  Diluted -- as reported....................................  $ 0.85    $  (1.50)
                                                              ======    ========
  Diluted -- Pro forma......................................  $ 0.83    $  (1.50)
                                                              ======    ========

     The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2004   2003
                                                              ----   ----
Expected option life (years)................................     5      5
Risk-free weighted average interest rate....................  3.59%  3.09%
Stock price volatility......................................  27.5%  27.5%
Dividend yield..............................................   1.8%   1.9%

     The weighted average fair values of options granted during 2004 and 2003 were $3.60 and $2.67 per share, respectively.

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

                         PACKAGING DYNAMICS CORPORATION

     The following table details the calculation of basic and diluted earnings per share for continuing operations:

                                                                 2004          2003
                                                              -----------   ----------
Income from continuing operations...........................  $    10,056   $    7,369
                                                              ===========   ==========
Weighted average shares used to determine basic earnings per
  share from continuing operations..........................    9,927,406    9,667,301
Common stock equivalents....................................      341,272      140,863
                                                              -----------   ----------
Weighted average shares used to determine diluted earnings
  per share from continuing operations......................   10,268,678    9,808,164
                                                              ===========   ==========
Basic earnings per share from continuing operations.........  $      1.01   $     0.76
                                                              ===========   ==========
Diluted earnings per share from continuing operations.......  $      0.98   $     0.75
                                                              ===========   ==========

     Prior to July 1, 2002 the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for any period prior to July 1, 2002.

DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

     The Company maintains interest rate derivative instruments (typically swaps or collars) that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity through accumulated other comprehensive income
(loss). Such instruments are recorded at fair value, and at December 31, 2004 and 2003, the net fair value approximates a $471 asset and a $394 liability, respectively. Net assets are included in other current assets and net liabilities are included in accrued liabilities within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the instrument could be settled with a third party, are recorded in other comprehensive income (loss) only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statement of operations. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB released FASB Statement No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" (which we refer to as "SFAS 151"). SFAS 151 is the result of the FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

     In December 2004, the FASB issued two FASB Staff Positions (FSP's) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic

                         PACKAGING DYNAMICS CORPORATION
manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. As a domestic manufacturer the Company will assess early in 2005 whether the Company is eligible for any tax deductions under this Act. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." We expect FAS 109-2 to have no impact.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that beginning with the first quarter of adoption of SFAS 123R compensation expense will be recorded for stock options and restricted stock as such items vest, while the retroactive methods would record compensation expense for all stock options and restricted stock as they vest beginning with the first period restated. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The Company maintains allowances for potential credit losses based upon expected collectibility of all accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company's interest rate swaps were a net gain of $471 and a net loss of $394 at December 31, 2004 and 2003, respectively. At December 31, 2004, the fair value of amounts payable under a non-compete agreement (twelve quarterly payments totaling $4,000) was estimated to be $3,698 determined by discounting the payments using a 5% discount rate. Also at December 31, 2004, the fair value of a $7,000 note payable on September 14, 2006 and bearing a 5% annual interest rate payable quarterly, was estimated to be $7,000.

INCOME TAXES

     The Company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax base of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred tax assets, which are not likely to be realized.

                         PACKAGING DYNAMICS CORPORATION

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

     Loss from discontinued operations in 2004 was $1,278 compared to a loss of $22,089 in 2003. The net loss for 2004 represents approximately $2,317 ($1,402 after tax) of administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property and additional withdrawal liability from a multi-employer pension plan recorded in the fourth quarter of 2004 of $398 ($241 after tax), offset by approximately $602 ($364 after tax) of proceeds from the liquidation of equipment. In the third quarter of 2003, the Company recorded a $22,094 ($13,367 after tax) asset impairment charge and a $2,800 ($1,694 after tax) severance charge based on SFAS No. 112, "Employers' Accounting for Postemployment Benefits." In the fourth quarter of 2003, the Company recorded an additional charge of $1,965 ($1,189 after tax) primarily related to the write-down of parts and supplies inventories, the write-down of other current assets and for employee outplacement services, and a charge of $816 ($495 after tax) for withdrawal liability from a multi-employer pension plan. The remaining loss from discontinued operations during 2003 was the result of operating losses. In 2005 we will have additional costs related to our ongoing program to clear the site, recover assets and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

                         PACKAGING DYNAMICS CORPORATION

     The following table details selected income statement information for the Specialty Paper operation. Interest expense was allocated to the Specialty Paper operation based on the ratio of net assets over total debt plus equity.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2004       2003      2002
                                                         -------   --------   -------
Sales
  External.............................................  $    --   $ 17,479   $20,671
  Intercompany.........................................       --     24,883    34,111
  Discounts & Returns..................................       --       (589)     (551)
                                                         -------   --------   -------
  Net Sales............................................  $    --   $ 41,773   $54,231
                                                         =======   ========   =======
Loss from operations...................................  $(2,113)  $(35,206)  $(2,544)
Interest expense.......................................       --      1,305     1,614
                                                         -------   --------   -------
Loss before income taxes...............................   (2,113)   (36,511)   (4,158)
Income tax benefit.....................................      835     14,422     1,642
                                                         -------   --------   -------
Net loss...............................................  $(1,278)  $(22,089)  $(2,516)
                                                         =======   ========   =======

     The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
Accounts receivable trade (net of allowance for doubtful
  accounts of $45 and $33, respectively)....................    $     4        $   346
Other current assets........................................        138          1,092
                                                                -------        -------
Total assets of discontinued operations.....................        142          1,438
                                                                -------        -------
Accounts payable............................................        156            827
Accrued liabilities.........................................      1,388          3,363
                                                                -------        -------
Total liabilities of discontinued operations................      1,544          4,190
                                                                -------        -------
Net liabilities of discontinued operations..................    $(1,402)       $(2,752)
                                                                =======        =======

     A summary of the changes in the reserves related to the severance and pension charges recorded in 2004 in connection with the Company's exit from the Specialty Paper operation is as follows:

                                                           SEVERANCE    PENSION
                                                          AND BENEFIT   CHARGE     TOTAL
                                                          -----------   -------   -------
Balance at December 31, 2002............................    $    --     $   --    $    --
  Charges to expense....................................      2,800        816      3,616
  Cash payments.........................................     (1,849)        --     (1,849)
  Reversals.............................................         --         --         --
                                                            -------     ------    -------
Balance at December 31, 2003............................    $   951     $  816    $ 1,767
  Charged to expense....................................        228        398        626
  Cash payments.........................................     (1,064)        --     (1,064)
                                                            -------     ------    -------
Balance at December 31, 2004............................    $   115     $1,214    $ 1,329
                                                            =======     ======    =======

                         PACKAGING DYNAMICS CORPORATION

NOTE 4 -- ACQUISITION

PAPERCON

     On September 14, 2004, the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc. from the sole shareholder (the "Seller") pursuant to an acquisition agreement dated August 6, 2004. 3141276 Canada Inc. is a Canadian corporation and the ultimate parent holding company of Papercon, Inc. (Papercon, Inc. and 3141276 Canada Inc. are collectively referred to as "Papercon"), a Georgia corporation, which conducts all of Papercon's business operations.

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

     Packaging Dynamics acquired Papercon for aggregate consideration of approximately $66,421, net of $22,650 of cash acquired and subject to adjustment, comprised of $44,148 of cash consideration (net of cash acquired), a $7,000 two year note with interest payable quarterly at a 5% annual interest rate, 833,333 shares of Packaging Dynamics common stock valued at $11,575 based upon the price of the Company's stock price near the August 6, 2004 acquisition announcement date, and approximately $3,698 representing the present value of amounts payable pursuant to a ten year non-competition agreement between the Company and Seller. In addition, the Company incurred $1,680 in other direct costs related to the acquisition, primarily accounting and legal expenses incurred in the second half of 2004.

     The following table summarizes the allocation of the purchase price.

Current assets (net of $22,650 cash acquired)...............   $ 17,985
Property, plant and equipment...............................      8,314
Intangible assets...........................................     18,998
Goodwill....................................................     38,669
                                                               --------
  Total assets acquired (net of $22,650 cash acquired)......     83,966
                                                               --------
Current liabilities.........................................     (7,881)
Deferred taxes..............................................     (7,984)
                                                               --------
  Total liabilities assumed.................................    (15,865)
                                                               --------
Net assets acquired (net of $22,650 cash acquired)..........   $ 68,101
                                                               ========

     The Company considered the intangible assets that should be recognized apart from goodwill. The Company performed an internal review and retained the services of an outside appraisal firm to value intangibles. Intangible assets, as reflected above, are comprised of non-contractual customer relationships of $10,500 (20 year weighted average life), trade name of $4,800 (indefinite life), and a non-compete agreement of $3,698 (twelve quarterly payments totaling $4,000 discounted at a 5% annual interest rate). The non-compete agreement is deductible for tax purposes over a 15 year period. The remaining intangible assets and goodwill are not deductible for income tax purposes.

     In addition, the purchase price allocation reflected in the table above is also subject to change based on the receipt of additional information with respect to the fair value of certain assets and obligations and the resolution of the net asset purchase price adjustment provision contained in the acquisition agreement. The final valuation of assets and liabilities and the associated purchase price allocation is expected to be completed as soon as possible. The purchase price adjustment process is ongoing and is expected to be resolved in 2005.

                         PACKAGING DYNAMICS CORPORATION

     The Company's financial statements include the results of operations and cash flows of Papercon from September 14, 2004, the effective date of acquisition. The following table summarizes certain supplemental unaudited pro forma financial information of the Company which was prepared as if the acquisition by the Company had occurred as of the beginning of the periods presented. The unaudited pro-forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

                                                                  FOR THE YEAR ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31
                                                                  2004           2003
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Net sales...................................................    $367,169       $328,924
                                                                ========       ========
Income from continuing operations...........................    $ 11,773       $  9,897
                                                                ========       ========
Net income (loss)...........................................    $ 10,495       $(12,192)
                                                                ========       ========
Diluted income (loss) per share of common stock:
  Continuing operations.....................................    $   1.08       $   0.93
                                                                ========       ========
  Net income (loss).........................................    $   0.97       $  (1.15)
                                                                ========       ========

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets..............................................   $ 5,233
Property, plant and equipment...............................     1,258
Intangible assets...........................................        --
Goodwill....................................................        --
                                                               -------
  Total assets acquired.....................................     6,491
                                                               -------
Current liabilities.........................................    (1,977)
                                                               -------
  Total liabilities assumed.................................    (1,977)
                                                               -------
Net operating assets acquired...............................     4,514
  Debt assumed..............................................        --
                                                               -------
Net assets acquired.........................................   $ 4,514
                                                               =======

WOLF

     On October 23, 2002, the Company acquired the outstanding common stock of Wolf Packaging, Inc. ("Wolf") for the issuance of 166,667 shares of the Company's common stock with a fair market value on the

                         PACKAGING DYNAMICS CORPORATION
date of acquisition of $984 and cash of $9,275 (including the repayment of certain indebtedness and payment of costs related to the acquisition). Wolf is a manufacturer of foil and paper sandwich wraps located in Fort Madison, Iowa. Wolf is a significant supplier to the quick-service restaurant industry. The acquisition is not considered significant and thus no pro forma financial information has been presented.

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

NOTE 5 -- GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets at December 31, 2004 consist of the following:

                                            WEIGHTED
                                          AVERAGE LIFE   CARRYING   ACCUMULATED
                                            (YEARS)       AMOUNT    AMORTIZATION     NET
                                          ------------   --------   ------------   --------
Intangible assets subject to
  amortization
  Customer contracts and
     relationships......................      19.4       $ 10,880       $526       $ 10,354
  Covenants not to compete..............       9.6          4,014        331          3,683
                                                         --------       ----       --------
                                                         $ 14,894       $857       $ 14,037
Intangible assets not subject to
  amortization
  Trademarks and trade names............                 $  4,800       $ --       $  4,800
  Goodwill..............................                   81,263         --         81,263
                                                         --------       ----       --------
                                                         $ 86,063       $ --       $ 86,063
                                                         --------       ----       --------
Total intangible assets and goodwill....                 $100,957       $857       $100,100
                                                         ========       ====       ========

                         PACKAGING DYNAMICS CORPORATION

     Goodwill and intangible assets at December 31, 2003 consist of the following:

                                              WEIGHTED
                                            AVERAGE LIFE   CARRYING   ACCUMULATED
                                              (YEARS)       AMOUNT    AMORTIZATION     NET
                                            ------------   --------   ------------   -------
Intangible assets subject to amortization
  Customer contracts and relationships....      1.4        $   380        $320       $    60
  Covenants not to compete................      5.1            316         190           126
                                                           -------        ----       -------
                                                           $   696        $510       $   186
Intangible assets not subject to
  amortization Goodwill...................                 $43,724        $ --       $43,724
                                                           -------        ----       -------
Total intangible assets and goodwill......                 $44,420        $510       $43,910
                                                           =======        ====       =======

     Goodwill for 2004, 2003, and 2002 is as follow:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Balance at beginning of period:.........................  $43,724   $42,771   $34,329
  Adjustments -- purchase accounting....................   (1,130)       --        --
  Additions.............................................   38,669       953     8,442
                                                          -------   -------   -------
Balance at end of period................................  $81,263   $43,724   $42,771
                                                          =======   =======   =======

     Amortization expense for intangible assets subject to amortization was $347, $354, and $120 for the year ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for the years 2005, 2006, 2007, 2008 and 2009 is estimated to be $906, $906, $906, $904 and $904, respectively.

NOTE 6 -- LONG-TERM DEBT

     Long-term debt at December 31, 2004 and 2003 consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
Senior Credit Facility:
  Term A Loan...............................................    $ 24,750       $29,000
  Term B Loan...............................................      83,829        39,750
  Revolving credit loan.....................................         900         3,200
Seller note payable.........................................       7,000            --
Baxter Springs facility HUD loan............................          --           700
                                                                --------       -------
  Subtotal..................................................     116,479        72,650
Current maturities of long term debt........................      (6,093)       (5,950)
                                                                --------       -------
Long-term debt..............................................    $110,386       $66,700
                                                                ========       =======

SENIOR CREDIT FACILITY

     During the third quarter of 2003, PDOC entered into a new credit facility (the "Senior Credit Facility") that provided for a Term A Loan and Term B Loan totaling $70,000 and a $40,000 revolving credit facility, up to $5,000 of which could be in the form of letters of credit.

                         PACKAGING DYNAMICS CORPORATION

     During the third quarter of 2004, PDOC amended the Senior Credit Facility to provide for an additional $45,000 of Term B Loans, providing for a total of Term A and Term B Loans of $115,000 and an increase in the revolving credit facility to $50,000, up to $8,000 of which may be in the form of letters of credit. As of December 31, 2004, the Term A Loan had a balance of $24,750 and will mature in 2008. The required aggregate annual payments, payable in quarterly installments, total $5,250 $6,250, $7,250 and $6,000 in years 2005 through 2008, respectively. As of December 31, 2004, the Term B Loan had a balance of $83,829 and will mature in 2009. The aggregate annual payments, payable in equal quarterly installments, total $843 in years 2005 through 2008 and $80,459 in 2009. The revolver had a balance of $900 as of December 31, 2004. The revolving credit facility is due in 2008.

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

     Accordingly, Term A Loans and revolving loans bear interest at rates of up to 2.0% plus the base rate, in the case of Base Rate Loans, and up to 3.0% plus LIBOR, in the case of Eurodollar Loans. Term B Loans bear interest at rates of 2.0% plus the base rate, in the case of Base Rate Loans, and 3.0% plus LIBOR, in the case of Eurodollar Loans.

     At December 31, 2004, the interest rates on borrowings under the Term A Loan and the Term B Loan were 3.0% plus LIBOR (1.98%) and 3.0% plus LIBOR (1.98%), respectively, compared with 3.0% plus LIBOR (1.15%) and 3.5% plus LIBOR (1.15%), respectively, at December 31, 2003. As of December 31, 2004, we had interest rate derivative agreements with a group of banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. The interest rate swap agreements effectively fix our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rates of 2.91%. During 2004, the Company entered into an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar will result in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. Additionally, the Company entered into two interest rate caps of $15,000 each that are effective December 31, 2004 for a cap premium of $376. These caps effectively limit LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%.

     Borrowings are collateralized by substantially all of the stock and assets of our operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

     Under the Senior Credit Facility, as amended, we are required to comply on a quarterly basis with the following four financial covenants:

     - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.5 to 1 at December 31, 2004 to 4 to 1;

     - under the senior secured leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total secured funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 3.75 to 1 at December 31, 2004 to 3 to 1;

                         PACKAGING DYNAMICS CORPORATION

     - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments (excluding the $7,000 seller note issued in connection with the Papercon acquisition) of the Company and its consolidated subsidiaries must be equal to or greater than certain specified levels, increasing from 1.1 to 1 at December 31, 2004 to 1.2 to 1; and

     - under the net worth covenant, Packaging Dynamics' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics, and (3) 75% of the amount added to the equity of Packaging Dynamics in accordance with GAAP in connection with the Papercon acquisition.

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

     The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company ("PDOC") to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of December 31, 2004, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($109,479 as of December 31, 2004) and foreclosure on the collateral securing those obligations.

     The Senior Credit Facility limits and restricts the payment of dividends and distribution or transfer of assets by PDC and its subsidiaries. Dividends to shareholders may not exceed $4 million in any twelve month period. Additionally, any redemption or repurchase of capital stock of the Company other than as defined in the Senior Credit Facility is not permitted. As a result, substantially all of PDOC's net assets are restricted.

SELLER NOTE PAYABLE

     On September 14, 2004, the Company issued a $7,000 note to the seller in connection with the acquisition of Papercon. The note matures on September 14, 2006 and bears an annual interest rate of 5%

                         PACKAGING DYNAMICS CORPORATION
payable quarterly. This note is unsecured and subordinated to the Senior Credit Facility. See Note 8 to the Company's annual consolidated financial statements for further information.

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

MATURITIES

     Maturities of long-term debt greater than one year outstanding at December 31, 2004 were:

Year ending December 31:
  2005......................................................  $  6,093
  2006......................................................    14,092
  2007......................................................     8,092
  2008......................................................     7,743
  2009......................................................    80,459
                                                              --------
                                                              $116,479
                                                              ========

NOTE 7 -- OPERATING SEGMENT INFORMATION

     Our continuing operations operate within, and sell to customers throughout, the U.S., Canada and Europe in two operating segments -- Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as the production of insulation for the building materials market. Corporate administrative expenses are allocated to the segments on a direct basis where appropriate with the remainder being allocated based on revenues. During 2004, approximately 90.0% of the Company's sales were to United States customers, with substantially all of the remaining 10% to customers in Europe.

                         PACKAGING DYNAMICS CORPORATION

     The reconciliation of Segment Operating Income to the Company's consolidated financial statements is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Net Sales:
  Food Packaging.....................................  $213,053   $172,882   $170,150
  Specialty Laminations..............................    95,454     73,720     73,287
  Elimination of Specialty Laminations intercompany
     sales...........................................    (3,534)    (3,158)    (6,007)
                                                       --------   --------   --------
       Total.........................................  $304,973   $243,444   $237,430
                                                       ========   ========   ========
     Segment Operating Income:
       Food Packaging................................  $ 14,572   $ 12,091   $ 11,147
       Specialty Laminations.........................     7,895      6,501      4,980
                                                       --------   --------   --------
          Total......................................    22,467     18,592     16,127
     Asset sales and disposals.......................        55       (813)    (1,510)
     Long-term incentive compensation expense........        --         --     (2,667)
     Interest expense................................    (5,900)    (5,674)    (5,982)
                                                       --------   --------   --------
          Income before income taxes.................  $ 16,622   $ 12,105   $  5,968
                                                       ========   ========   ========
Purchase of Property, Plant and Equipment:
  Food Packaging.....................................  $  4,732   $  5,928   $  1,912
  Specialty Laminations..............................     1,349        344        353
                                                       --------   --------   --------
       Total.........................................  $  6,081   $  6,272   $  2,265
                                                       ========   ========   ========
Depreciation and Amortization:
  Food Packaging.....................................  $  4,503   $  3,895   $  3,884
  Specialty Laminations..............................     1,741      1,647      1,686
  Discontinued operations............................        --      1,521      2,093
                                                       --------   --------   --------
       Total.........................................  $  6,244   $  7,063   $  7,663
                                                       ========   ========   ========

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Total Assets
  Food Packaging............................................  $185,342   $ 96,068
  Specialty Laminations.....................................    43,183     45,450
  Discontinued operations...................................       142      1,438
                                                              --------   --------
     Total..................................................  $228,667   $142,956
                                                              ========   ========

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Goodwill
  Food Packaging............................................  $ 70,057   $ 31,763
  Specialty Laminations.....................................    11,206     11,961
                                                              --------   --------
     Total..................................................  $ 81,263   $ 43,724
                                                              ========   ========

                         PACKAGING DYNAMICS CORPORATION

NOTE 8 -- RELATED PARTY TRANSACTIONS

     As further discussed in Note 4 -- Acquisitions, pursuant to an acquisition agreement (the "Acquisition Agreement") dated August 6, 2004, Packaging Dynamics acquired 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc., the parent holding company of Papercon, Inc. ("Papercon"), from its sole shareholder (the "Seller"). The acquisition closed on September 14, 2004. Prior to the Papercon acquisition, the Seller was not affiliated with the Company. Effective with the closing, the Seller became an officer of the Company. In connection with the Papercon acquisition, the Company entered into the Acquisition Agreement and several related agreements with the Seller. Certain of these agreements obligate the Company to make payments to, or take other action for the benefit, of the Seller as discussed below.

     Pursuant to the Acquisition Agreement, Packaging Dynamics acquired Papercon for aggregate consideration of approximately $66,421, net of $22,650 of cash acquired. The purchase price is subject to adjustment to the extent that the net assets of Papercon (as defined in the Acquisition Agreement) are less than $33,500.

     The Company issued a $7,000 two year Seller Note to the Seller which is due and payable on September 14, 2006. The principal amount payable under the Seller Note will accrue interest at a rate of 5% per year, which will be due and payable in cash on a quarterly basis. The Company has the right to set-off against its payment obligations under the Seller Note for the full amount of any indemnification obligations required to be paid by the Seller under the Acquisition Agreement. Events of default under the Seller Note would include the Company's failure to make any payment that is not subject to a claim for set-off, a material breach of any of the Company's representations and warranties under the Seller Note that are not cured within 30 days of notice of such breach and the bankruptcy or general insolvency of the Company. In addition, a default by the Company under the Non-Competition Agreement would constitute a cross-default under the Seller Note. In the event of a default and upon written notice of the Seller (except in the case of default due to the bankruptcy or general insolvency of the Company, in which case written notice is not required), the balance of consideration due under the Seller Note would become immediately due and payable and would also accrue interest at a rate of 12% per year until such time as the event of default is cured by the Company (or waived by the Seller) or all amounts due are paid in full.

     In connection with the Seller Note, the Seller entered into an intercreditor agreement with Bank of America, the administrative agent for the Company's credit facility, pursuant to which payments under the Seller Note are subordinated to payments under the Company's senior credit facility, as amended.

     The Company entered into a Non-Competition Agreement with the Seller which provides, among other things, that for a period of ten years following the closing of the Acquisition, the Seller may not own, operate, manage, control, engage in, invest in or participate in any manner in, act as a consultant or advisor to, or render services for any other person or entity in any similar or competitive business as Packaging Dynamics and its subsidiaries (including Papercon) anywhere in the United States and Canada. Also, during this period, the Seller may not without the prior written consent of the Company, solicit or advise any customer or vendor of the Company to patronize a competitive business or curtail or withdraw their business with the Company or solicit for employment any person employed by the Company. The Company is required to make twelve (12) equal quarterly payments of $333 to the Seller under the Non-Competition Agreement commencing in December 2004. The Company has the right to set-off against its payment obligations under the Non-Competition Agreement the full amount of any indemnification obligations required to be paid by the Seller under the Acquisition Agreement. A failure by the Company to make any payment under the Non-Competition Agreement that is not subject to a claim for set-off, so long as the Seller has not breached the Non-Competition Agreement, would constitute an event of default. Additionally, the failure to pay any amount of principal or interest due under the Seller Note would constitute a cross-default under the Non-Competition Agreement. In the event of a default and upon written notice of the Seller, the balance of consideration due under the Non-Competition Agreement would become immediately due and payable and

                         PACKAGING DYNAMICS CORPORATION
would also accrue interest at a rate of 12% per year until such time as the event of default is cured by the Company (or waived by the Seller) or all amounts due are paid in full.

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

     In connection with the Papercon acquisition, Papercon entered into a new lease (the "Lease") with respect to its Atlanta headquarters and facilities, effective as of September 14, 2004, with GHGA Properties, L.P. (the "Landlord"), a limited partnership wholly-owned and controlled by the Seller. The initial term of the Lease is five years and has options to renew for three additional five-year terms. The monthly rent for the initial and first renewal terms has been fixed at $49 and $52, respectively, with the subsequent renewal terms to be set at the market rate as agreed upon by the parties. The payment and performance of the obligations arising under the Lease are guaranteed pursuant to a separate guaranty by the Company in favor of Landlord. This arrangement was amended during the fourth quarter of 2004 and is reflected in the accompanying financial statements as an operating lease.

     During 2004, the Company purchased paper from Valentine Paper, Inc. ("Valentine") in the normal course of its business. These purchases totaled approximately $3 million, or approximately 9% of Valentine's 2004 gross revenue. Certain of the Company's directors (Messrs. Bayly, Scotto and Tannura) and executive officers (Messrs. Gentili, Lawrence and Wartner) own in the aggregate approximately 20% of Valentine's outstanding ownership interests. Mr. Scotto and Mr. Tannura serve as Valentine's board of directors and Mr. Tannura serves as an officer of Valentine.

     Pursuant to a consulting agreement, the Company paid Ivex an annual consulting fee for management and administrative services rendered to the Company by Ivex including financial, tax, accounting and legal services. During 2002 the Company recorded consulting fee expense of $250 related to this agreement. On July 1, 2002, the consulting agreement was canceled.

                         PACKAGING DYNAMICS CORPORATION

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

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities. In connection with the merger and distribution, Packaging Dynamics recorded deferred tax assets and liabilities associated with the differences between the financial statement and tax bases of its consolidated assets and liabilities. The increase in deferred tax liabilities in 2002 related to the change in tax status was approximately $9,200.

     The components of the income tax provision on income from continuing operations shown in the consolidated statements of operations were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Income tax provision:
  Current..................................................  $  864   $2,605   $  455
  Deferred.................................................   5,702    2,131    2,066
                                                             ------   ------   ------
                                                             $6,566   $4,736   $2,521
                                                             ======   ======   ======

     The provision recognized for income taxes relating to continuing operations differs from the amount determined by applying the U.S. federal income tax rate of 35% due to the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2004      2003      2002
                                                           -------   -------   ------
Income from continuing operations before income taxes....  $16,622   $12,105   $5,968
                                                           =======   =======   ======
Computed expected provision at the statutory rate........  $ 5,818   $ 4,237   $2,089
Adjustments to the computed expected provision resulting
  from:
  Income reported directly to Packaging Holdings
     members.............................................       --        --      133
  State income taxes, net................................      831       605      298
  Other, net.............................................      (83)     (106)       1
                                                           -------   -------   ------
                                                           $ 6,566   $ 4,736   $2,521
                                                           =======   =======   ======

                         PACKAGING DYNAMICS CORPORATION

     Deferred tax liabilities (assets) were comprised of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Deferred Tax Assets:
  Compensation accruals.....................................  $(1,363)  $(1,455)
  Restructuring accruals....................................     (619)   (1,707)
  NOL carryforward..........................................     (492)   (1,739)
  Derivative instruments....................................       --      (158)
  Other.....................................................     (899)       --
                                                              -------   -------
                                                              $(3,373)  $(5,059)
                                                              -------   -------
Deferred Tax Liabilities:
  Depreciation..............................................  $ 8,096   $ 3,424
  Intangible assets.........................................    9,138     2,233
  Derivative instruments....................................       37        --
  Other.....................................................       --       587
                                                              -------   -------
                                                              $17,271   $ 6,244
                                                              -------   -------
Net Deferred Tax............................................  $13,898   $ 1,185
                                                              =======   =======

     Realization of deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. The Company has $1,213 in net operating loss carryforwards that expire in 2023 and an AMT carryforward of $146. In the event of a change in ownership of the Company, these net operating loss carryovers may be limited. The Company has considered the weight of available evidence and concluded more likely than not that it will realize its recorded deferred tax assets and consequently no valuation allowance has been established.

     On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides for a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. This provision also is subject to a number of limitations which effect the effective tax rate in 2005 and later. The Company has not yet determined the extent to which its effective rate will change.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     The Company sponsors two 401(k) plans. All employees over twenty-one years of age are covered by one of these plans. Eligibility varies from three to six months following the date of hire. Matching contributions vary from 4% to 5% depending on the plan. The vesting period ranges from three years to five years. Company contributions were approximately $933, $823, and $784 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company sponsors a nonqualified deferred compensation plan into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, make matching or incentive contributions to the plan. The plan was adopted on January 1, 2003 and Company contributions to the plan during 2004 and 2003 were $32 and $13, respectively.

     2001 Long-Term Incentive Compensation Plan -- PHLLC had an unfunded 2001 Long-Term Incentive Compensation Plan (the "2001 LTIP") for certain key executives prior to the distribution. Under the terms of this plan, 3,000,000 incentive units, subject to adjustment, and representing 8.2% of the fully diluted outstanding limited liability shares, had been granted. The plan was designed to reward those individuals on

                         PACKAGING DYNAMICS CORPORATION
the increased equity value of PHLLC, and provided that 40% of the incentive units were earned on the effective date and the remaining 60% could have been earned based upon PHLLC's attainment of certain annual earnings targets. Participants in the plan vested on a pro-rata basis over three years from the plan's origination date. In the event PHLLC completed a transaction which caused a substantial change in ownership control, the plan provided for an accelerated vesting schedule. The plan was terminated during 2002.

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

     During 2002, 43,397 options were repurchased from former employees for approximately $124. These payments reduced the $2,667 incentive liability recorded in 2002. No options were repurchased in 2003 and 2004. Additional information relating to the plans was as follows:

                                                                                WEIGHTED
                                             SHARES UNDER   OPTION PRICE         AVERAGE
                                                OPTION        RANGE($)      EXERCISE PRICE($)
                                             ------------   -------------   -----------------
Outstanding at July 1, 2002
  Granted..................................     843,834         3.90               3.90
  Exercised................................     (14,350)        3.90               3.90
  Canceled.................................     (43,397)        3.90               3.90
                                              ---------     -------------         -----
Outstanding at December 31, 2002...........     786,087         3.90               3.90
  Granted..................................     298,000     6.20 - 10.50           9.87
  Exercised................................     (62,739)        3.90               3.90
  Canceled.................................     (56,304)        3.90               3.90
                                              ---------     -------------         -----
Outstanding at December 31, 2003...........     965,044     3.90 - 10.50           5.74
  Granted..................................     368,000     12.08 - 14.40         14.35
  Exercised................................          --          --                  --
  Canceled.................................     (41,332)    6.31 - 10.50           9.82
                                              ---------     -------------         -----
Outstanding at December 31, 2004...........   1,291,712     3.90 - 14.40           8.07
                                              =========     =============         =====

     Options exercisable under the 2002 Long Term Incentive Stock Plan were 93,342, 0 and 62,739 at December 31, 2004, 2003 and 2002, respectively.

                         PACKAGING DYNAMICS CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 2004:

                                                 WEIGHTED
                                    WEIGHTED     AVERAGE
                                    AVERAGE     REMAINING
     RANGE OF           OPTIONS     EXERCISE   CONTRACTUAL      OPTIONS
EXERCISE PRICES ($)   OUTSTANDING   PRICE($)   LIFE (YEARS)   EXERCISABLE
-------------------   -----------   --------   ------------   -----------
      3.90               667,044      3.90         7.50             --
  6.20 - 7.00             39,334      6.46         8.14         15,336
     10.50               217,334     10.50         6.00         78,006
 12.08 - 14.28            46,000     14.03         6.70             --
     14.40               322,000     14.40         7.00             --
   -------------       ---------     -----         ----         ------
  3.90 - 14.40         1,291,712      8.07         7.11         93,342
   =============       =========     =====         ====         ======

     As of December 31, 2004, 2003 and 2002, there were 31,199, 357,867 and
599,563 shares available for grant, respectively. The weighted average fair value at date of grant for options whose exercise price was less than the market price of the stock on the date of grant during 2003 and 2002 was $2.08 and $4.25, respectively. There were no options granted in 2004 for which the exercise price is less than the market price on the date of grant during 2004. The weighted average fair value at date of grant for options whose exercise price was equal to the market price of the stock on the grant date during 2004 and 2003 was $3.60 and $2.93, respectively. There were no options granted in 2002 for which the exercise price was equal to the market price on the date of grant. There were no options granted in 2004, 2003 or 2002 for which the exercise price was greater than the market price on the date of grant. No options were granted prior to July 1, 2002.

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

LEASE COMMITMENTS

     The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipment. Rental expense amounted to $1,707, $1,704 and $1,531 for the year ended December 31, 2004, 2003 and 2002, respectively.

                         PACKAGING DYNAMICS CORPORATION

     Future minimum rental commitments, including capital lease obligations, with noncancelable terms in excess of one year are as follows:

Year ending December 31:
  2005......................................................   $ 2,443
  2006......................................................     2,260
  2007......................................................     1,667
  2008......................................................     1,405
  2009......................................................     1,124
  Thereafter................................................     3,635
                                                               -------
                                                               $12,534
                                                               =======

     Accumulated amortization on capital leases as of December 31, 2004, 2003 and 2002 was $94, $19 and $0, respectively.

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

     Our manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable. From time to time, we are involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. We believe that we are in material compliance with applicable environmental regulations and do not believe that costs of compliance, if any, will have a material adverse effect on our financial condition, results of operation, or liquidity. In 2005, we will have additional costs related to our ongoing program to clear the site, recover assets and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

NOTE 12 -- ASSET SALES AND DISPOSALS

     During 2004, we sold property within our Specialty Laminations operating segment which resulted in a gain of $55. During 2003 and 2002, the Company idled certain converting equipment in its Chicago, Illinois and Baxter Springs, Kansas manufacturing facilities due to the purchase of five new bag machines in 2003. These manufacturing improvements and certain other productivity improvements resulted in a loss in 2003 and 2002 of $813 and $1,510, respectively, on the sale or disposal of the equipment.

NOTE 13 -- RESTRUCTURING CHARGE

     In January 2000, the Company commenced a restructuring plan, which resulted in a reduction in work force of 32 people. The restructuring charge included severance and other benefits related to this reduction in

                         PACKAGING DYNAMICS CORPORATION
force of $1,250. At December 31, 2004, 2003 and 2002, there was $0, $18 and $54, respectively, of severance and other benefits costs remaining to be paid in future periods.

     The restructuring reserve activity was as follows:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2004   2003   2002
                                                              ----   ----   -----
Balance at the beginning of the year........................  $ 18   $ 54   $ 127
Charges taken...............................................    --     --      --
Payment of severance and benefits...........................   (18)   (36)    (73)
                                                              ----   ----   -----
Balance at the end of the year..............................  $ --   $ 18   $  54
                                                              ====   ====   =====

NOTE 14 -- UNAUDITED QUARTERLY RESULTS

     Summarized unaudited quarterly data for the years ended December 31, 2004 and 2003 were as follows:

                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
QUARTER ENDED                               2004        2004         2004            2004
-------------                             ---------   --------   -------------   ------------
Net sales...............................   $68,534    $69,742       $74,314        $92,383
Gross profit............................     9,060     10,167        10,458         13,378
Income from operations..................     4,292      5,720         5,360          7,150
Net income from continuing operations...     1,871      2,760         2,315          3,110
Loss from discontinued operations.......      (389)      (310)         (122)          (457)
Net income (loss).......................     1,482      2,450         2,193          2,653
Diluted earnings (loss) per share:
  Continuing operations.................   $  0.19    $  0.28       $  0.23        $  0.29
  Discontinued operations...............   $ (0.04)   $ (0.04)      $ (0.01)       $ (0.05)
  Net income (loss).....................   $  0.15    $  0.24       $  0.22        $  0.24

                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
QUARTER ENDED                               2003        2003         2003            2003
-------------                             ---------   --------   -------------   ------------
Net sales...............................   $59,477    $60,990       $60,755        $62,222
Gross profit............................     7,928      8,825         8,560          8,659
Income from operations..................     3,744      5,228         3,790          5,017
Net income from continuing operations...     1,523      2,321         1,241          2,284
Loss from discontinued operations.......      (456)      (806)      (17,163)        (3,664)
Net income (loss).......................     1,067      1,515       (15,922)        (1,380)
Diluted earnings (loss) per share:
  Continuing operations.................   $  0.15    $  0.24       $  0.13        $  0.23
  Discontinued operations...............   $ (0.04)   $ (0.08)      $ (1.75)       $ (0.37)
  Net income (loss).....................   $  0.11    $  0.16       $ (1.62)       $ (0.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 due to the restatement of prior period information contained in Item 15(a)(2) Schedule I -- Condensed Financial Information as discussed below. Subsequent to December 31, 2004, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     Subsequent to December 31, 2004, the Company determined that a restatement of the prior period (2002 and 2003) parent company only financial information contained in Item 15(a)(2) Schedule I -- Condensed Financial Information was necessary. As explained in Schedule I, Note 2 -- Restatement Adjustments, the restatement included adjustments to reflect the appropriate allocation of tax attributes between the parent and its wholly-owned subsidiaries and recording the parent's equity in the underlying net assets of its wholly-owned subsidiaries. The restatement had no impact on the Company's consolidated financial statements included in Item 8. The determination to restate the prior year information was made as a result of disclosure controls and procedures in effect subsequent to December 31, 2004 during the preparation of Schedule I for inclusion in the Company's 2004 annual report on Form 10-K.

     In addition to our responsibilities with respect to an evaluation of our disclosure controls and procedures, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, are in the process of performing the assessments required by
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC (collectively, the "Section 404 requirements"). In the event that we are deemed an Accelerated Filer for 2005, we will be required to include a report on management's assessment of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2005. Our independent auditor will also be required to attest to and report on management's assessment of the effectiveness of our internal control over financial reporting. We have been and are continuing to devote significant resources to prepare for the Section 404 requirements. There can be no assurances that once completed, management's assessment and the auditor's attestation will not report any material weaknesses in our internal control over financial reporting.

     In connection with our response to the rules pertaining to the evaluation of our disclosure controls and procedures, as well as our response to the
Section 404 requirements pertaining to the assessment of our internal controls over financial reporting, we are reviewing, documenting and testing our disclosure controls and procedures and our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. For example, we are using internal resources and third party service providers to assist us in evaluating, documenting and testing our key controls over financial reporting in preparation for management's assessment under the Section 404 requirements. These efforts are likely to lead to changes in our internal controls over financial reporting, including enhanced documentation of certain of these internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Except as further described in the following paragraphs, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     On September 14, 2004, the Company acquired Papercon. The results of Papercon's operations from the date of acquisition have been included in the Company's 2004 financial results. Prior to its acquisition by the Company, Papercon operated as an independent private company, was not subject to public company reporting requirements and had a limited amount of resources available for financial reporting and controls matters. The Company is conducting an ongoing review of Papercon's internal control over financial reporting and intends to make changes, where necessary, to conform Papercon's controls and procedures to the Company's controls and procedures and to ensure that such controls and procedures are effective and integrated appropriately.

     During 2004, the Company implemented a new enterprise wide financial accounting software system at each of its facilities except the Papercon facilities acquired in September 2004. In the fourth quarter of 2004, implementation occurred at four facilities. The Company expects to implement the Company's financial and accounting software systems at Papercon during 2005.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of this Form 10-K is incorporated herein by reference from the Company's definitive Proxy Statement for the May 11, 2005 Annual meeting of Stockholders under the captions "Code of Business Conduct and Ethics," "Nomination and Election of Directors," "Principal Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance;" and in Part I, Item 4, of this Form 10-K under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 of this Form 10-K is incorporated herein by reference to the Company's definitive Proxy Statement for the May 11, 2005 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Directors' Compensation for 2004."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by Item 12 of this Form, is incorporated herein by reference to the Company's definitive Proxy Statement for the May 11, 2005 Annual Meeting of Stockholders under the captions "Principal Stockholders" and "Directors' Compensation for 2004."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 of this Form is incorporated by reference to the Company's definitive Proxy Statement for the May 11, 2005 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by Item 14 of this Form is incorporated herein by reference to the Company's definitive Proxy Statement for the May 11, 2005 Annual Meeting of Stockholders under the caption "Fees Paid to Independent Auditors."

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

     (a)(3) Exhibits

  3.1***       Restated Certificate of Incorporation of Packaging Dynamics
               Corporation
  3.2**        Bylaws of Packaging Dynamics Corporation
  4.1          Reference is hereby made to Exhibit 3.1 and Exhibit 3.2.
  4.2**        Specimen Common Stock Certificate of Packaging Dynamics
               Corporation
  4.3          Registration Rights Agreement, dated July 1, 2002, by and
               among Packaging Investors, L.P., DCBS Investors, L.L.C., CB
               Investors, L.L.C. and Packaging Dynamics Corporation (filed on August 9, 2002 as Exhibit 4.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               2002 and incorporated herein by reference).
  4.4***       First Amended and Restated Registration Rights Agreement,
               dated as of October 23, 2002, by and among Packaging
               Investors, L.P., DCBS Investors, L.L.C., CB Investors,
               L.L.C., Mr. Thomas Wolf and Packaging Dynamics Corporation.
  4.5          Amendment, dated September 14, 2003, to the First Amended
               and Restated Registration Rights Agreement, dated as of
               October 23, 2002, by and among Packaging Investors, L.P.,
               DCBS Investors, L.L.C., CB Investors, L.L.C., Mr. Thomas
               Wolf and Packaging Dynamics Corporation (filed on September
               20, 2004 as Exhibit 10.4 to the Registrant's Current Report
               on Form 8-K and incorporated herein by reference).
  4.6          Stockholders Agreement, dated July 1, 2002, by and among
               Packaging Investors, L.P., DCBS Investors, L.L.C. and CB
               Investors, L.L.C. (filed on August 9, 2002 as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2002 and incorporated herein by
               reference).
  4.7          Termination of Stockholders Agreement with respect to DCBS
               Investors, L.L.C. and CB Investors, L.L.C. dated January 15,
               2004 (filed on March 25, 2004 as Exhibit 4.6 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by
               reference).
  4.8          Registration Rights Agreement, dated September 14, 2004, by and among Mr. Gaby A. Ajram, Packaging Dynamics Corporation and Packaging Investors, L.P. (filed on September 20, 2004 as Exhibit 10.3 to the Registrant's Current Report on Form
               8-K and incorporated herein by reference).

 10.1          Tax Sharing Agreement, dated July 1, 2002, by and between
               Ivex Packaging Corporation and Packaging Dynamics
               Corporation (filed on August 9, 2002 as Exhibit 10 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
 10.2          Amended and Restated Credit Agreement, dated September 29,
               2003 among Packaging Dynamics Operating Company, Packaging
               Dynamics Corporation, each of the subsidiaries of Packaging
               Dynamics Operating Company, Bank of America, as
               Administrative Agent and L/C Issuer, National City Bank, as
               Syndication Agent, LaSalle Bank National Association, as
               Documentation Agent, and the Lenders party hereto (filed on November 14, 2003 as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003 and incorporated herein by reference).
 10.3          First Amendment, dated August 6, 2004, to the Amended and
               Restated Credit Agreement, dated September 29, 2003 among
               Packaging Dynamics Operating Company, Packaging Dynamics
               Corporation, each of the subsidiaries of Packaging Dynamics
               Operating Company, Bank of America, as Administrative Agent and L/C Issuer, National City Bank, as Syndication Agent,
               LaSalle Bank National Association, as Documentation Agent, and the Lenders party hereto (filed on September 20, 2004 as Exhibit 10.7 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).
 10.4 Deferred Compensation Agreement dated August 14, 2003 (filed on November 14, 2003 as Exhibit 10.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003 and incorporated herein by reference).
 10.5*         Packaging Holdings, L.L.C. Subordinated Note, dated July
               1999, payable to Lombard Investments, Inc.
 10.6*         Loan Agreement, dated December 27, 1993, by and between
               Bagcraft Corporation of America and the City of Baxter
               Springs, Kansas
 10.7*         Assignment and Assumption Agreement dated as of November 20,
               1998 by and among Bagcraft Corporation of America, Packaging
               Dynamics, L.L.C. and Bagcraft Acquisition, L.L.C.
 10.8*         Commercial Guaranty made as of November 20, 1998 by Bagcraft
               Acquisition, L.L.C. in favor of the City of Baxter Springs, Kansas.
 10.9***       Lease, dated October 23, 2002, between the Company and
               W.O.W., L.L.C.
 10.10* Sublease, dated December 16, 1975, E.I. DuPont de Nemours and Company and Bagcraft Corporation of America, with amendment dated April 30, 1996
 10.11*        Lease, dated November 19, 1999, between 6501 Corporation and
               Packaging Dynamics, L.L.C.
 10.12*        ISDA(R) Master Agreement, dated as of May 16, 2001, between
               Bank of America, N.A. and Packaging Dynamics, L.L.C.
 10.13*        Interest Rate Swap Confirmation, dated May 30, 2001, from
               Bank of America, N.A. to Packaging Dynamics, L.L.C.
 10.14* Interest Rate Swap Confirmation, dated September 25, 2001, from Bank of America, N.A. to Packaging Dynamics, L.L.C.
 10.15* ISDA(R) Master Agreement, dated as of December 4, 1998, between ABN AMRO Bank, N.V. and Packaging Dynamics, L.L.C.
 10.16* Interest Rate Swap Confirmation, dated September 14, 2001, from ABN AMRO Bank N.V., Chicago ranch, to Packaging
               Dynamics, L.L.C.
 10.17***      Severance Agreement, dated as of January 23, 2003, between
               Packaging Dynamics Corporation and each of Mr. Phillip D.
               Harris and Mr. Frank V. Tannura(1)
 10.18         Amendment, dated October 1, 2004, to the Severance
               Agreement, dated as of January 23, 2003, between Packaging
               Dynamics Corporation and Mr. Frank V. Tannura(1) (filed on
               October 7, 2004 as Exhibit 10.1 to the Registrant's Current
               Report on Form 8-K and incorporated herein by reference).
 10.19*        Severance Agreement, dated August 1, 2000, between Packaging
               Dynamics, L.L.C. and Jeremy S. Lawrence(1)

 10.20***      Severance Agreement, dated January 23, 2003, between
               Packaging Dynamics Corporation and Mr. Randy L. Van
               Antwerp(1)
 10.21         Severance Agreement, dated October 1, 2004, between
               Packaging Dynamics Corporation and Mr. Patrick T.
               Chambliss(1) (filed on October 7, 2004 as Exhibit 10.3 to
               the Registrant's Current Report on Form 8-K and incorporated herein by reference).
 10.22**       Form of Packaging Dynamics 2002 Long Term Incentive Stock
               Plan(1)
 10.23*        Packaging Dynamics, L.L.C. 2002 Incentive Compensation Plan
               for Packaging Dynamics Executives(1)
 10.24*        Packaging Dynamics LLC Employee 401(k) Plan(1)
 10.25         Form of Nonqualified Stock Option Agreement(1) (filed on
               January 10, 2005 as Exhibit 10 to the Registrant's Current
               Report on Form 8-K and incorporated herein by reference).
 10.26         Promissory Note issued by Packaging Dynamics Corporation to
               Mr. Gaby A. Ajram, dated September 14, 2004 (filed on
               September 20, 2004 as Exhibit 10.1 to the Registrant's
               Current Report on Form 8-K and incorporated herein by
               reference).
 10.27         Non-Competition Agreement, dated September 14, 2004, between
               Mr. Gaby A. Ajram and Packaging Dynamics Corporation (filed on September 20, 2004 as Exhibit 10.2 to the Registrant's
               Current Report on Form 8-K and incorporated herein by
               reference).
 10.28         Lease, dated September 14, 2004, by and between GHGA
               Properties, L.P. and Papercon, Inc. (filed on September 20,
               2004 as Exhibit 10.5 to the Registrant's Current Report on
               Form 8-K and incorporated herein by reference).
 10.29         Guaranty of Packaging Dynamics Corporation, dated September
               14, 2004, in the favor of GHGA Properties, L.P. (filed on
               September 20, 2004 as Exhibit 10.6 to the Registrant's
               Current Report on Form 8-K and incorporated herein by
               reference).
21****         Subsidiaries of Packaging Dynamics Corporation
23****         Consent of PricewaterhouseCoopers LLP
 31.1****      Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
 31.2****      Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
32****         Certification of CEO and CFO pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 31, 2005.

                                          PACKAGING DYNAMICS CORPORATION

                                          By:     /s/ FRANK V. TANNURA
                                            ------------------------------------
                                              Name: Frank V. Tannura
                                          Title:   Chairman and Chief Executive
                                                              Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 31, 2005.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

               /s/ FRANK V. TANNURA                         Director, Chairman of the Board and
 ------------------------------------------------                 Chief Executive Officer
                 Frank V. Tannura                              (Principal Executive Officer)


              /s/ PHILLIP D. HARRIS                   Director, President and Chief Operating Officer
 ------------------------------------------------
                Phillip D. Harris


             /s/ PATRICK T. CHAMBLISS                    Vice President and Chief Financial Officer
 ------------------------------------------------              (Principal Financial Officer)
               Patrick T. Chambliss


               /s/ DAVID E. WARTNER                   Vice President, Finance and Corporate Controller
 ------------------------------------------------              (Principal Accounting Officer)
                 David E. Wartner


               /s/ GEORGE V. BAYLY                                        Director
 ------------------------------------------------
                 George V. Bayly


              /s/ ANTHONY P. SCOTTO                                       Director
 ------------------------------------------------
                Anthony P. Scotto


               /s/ WILLIAM J. WHITE                                       Director
 ------------------------------------------------
                 William J. White

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                       ON

                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Packaging Dynamics Corporation:

     Our audits of the consolidated financial statements referred to in our report dated March 30, 2005 appearing in the Packaging Dynamics Corporation Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     As discussed in Note 2 to Schedule I, Packaging Dynamics Corporation has restated its Packaging Dynamics Corporation Condensed Financial Information (Parent Company only) as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

PricewaterhouseCoopers LLP
Chicago, Illinois

March 30, 2005

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                               2004        2003
                                                              -------   ----------
                                                                        (RESTATED)
                                      ASSETS
Investment in affiliates....................................  $51,828    $33,157
Deferred Tax Asset..........................................      837        837
                                                              -------    -------
       Total Assets.........................................  $52,665    $33,994
                                                              =======    =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Other liabilities (dividends).............................  $   683    $   484
                                                              -------    -------
     Total current liabilities..............................      683        484
Other liabilities...........................................    2,120      2,120
                                                              -------    -------
     Total Liabilities......................................    2,803      2,604
                                                              -------    -------
Stockholders' Equity........................................   49,862     31,390
                                                              -------    -------
       Total Liabilities and Stockholders' Equity...........  $52,665    $33,994
                                                              =======    =======

                 See Notes to Condensed Financial Information.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                               2004       2003         2002
                                                              ------   ----------   ----------
                                                                       (RESTATED)   (RESTATED)
Administrative expense......................................  $   --    $     --     $(2,667)
Interest expense............................................      --        (168)     (1,331)
                                                              ------    --------     -------
Income (loss) before income taxes and share of net income
  (loss) from subsidiary....................................      --        (168)     (3,998)
Income tax (provision) benefit..............................      --          66       1,599
Share of net income (loss) from subsidiary..................   8,778     (14,618)      3,330
                                                              ------    --------     -------
Net income (loss)...........................................  $8,778    $(14,720)    $   931
                                                              ======    ========     =======

                 See Notes to Condensed Financial Information.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/MEMBERS' EQUITY
                      AND OTHER COMPREHENSIVE INCOME(LOSS)
                             (DOLLARS IN THOUSANDS)

                                     PACKAGING DYNAMICS CORPORATION                                   RETAINED      ACCUMULATED
                                    --------------------------------                                  EARNINGS         OTHER
                                        COMMON STOCK                                                (ACCUMULATED   COMPREHENSIVE
                                    ---------------------   PAID IN    CONTRIBUTIONS   ADVANCE TO     DEFICIT)     INCOME (LOSS)
                                      SHARES      AMOUNT    CAPITAL    FROM MEMBERS     MEMBERS      (RESTATED)     (RESTATED)
                                    -----------   -------   --------   -------------   ----------   ------------   -------------
Balance at December 31, 2001......                                       $ 34,579        $(298)       $    270         $(554)
Formation of Packaging Dynamics
  Corporation.....................   9,437,750     $ 94     $44,475       (34,579)         298            (897)          704
Exercise of common stock
  options.........................      14,350                  103
Issuance of common stock..........     166,667        2         982
Net income........................                                                                         931
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    tax benefit of $169...........                                                                                      (403)
    Comprehensive income (loss)
      (Restated)..................
                                    ----------     ----     -------      --------        -----        --------         -----
Balance at December 31, 2002......   9,618,767       96      45,560            --           --             304          (253)
Exercise of common stock
  options.........................      62,737        1         443
Net loss..........................                                                                     (14,720)
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    tax expense of $289...........                                                                                       443
    Comprehensive income (loss)
      (Restated)..................
Cash dividend ($.05 per share)....                                                                        (484)
                                    ----------     ----     -------      --------        -----        --------         -----
Balance at December 31, 2003......   9,681,504       97      46,003            --           --         (14,900)          190
Issuance of common stock..........     833,333        8      11,567
Net income........................                                                                       8,778
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    taxes expense of $193.........                                                                                       296
    Comprehensive income (loss)...
Cash dividend ($.22 per share)....                                                                      (2,177)
                                    ----------     ----     -------      --------        -----        --------         -----
Balance at December 31, 2004......  10,514,837     $105     $57,570      $     --        $  --        $ (8,299)        $ 486
                                    ==========     ====     =======      ========        =====        ========         =====


                                    STOCKHOLDERS'/   COMPREHENSIVE
                                       MEMBERS'         INCOME
                                        EQUITY          (LOSS)
                                      (RESTATED)      (RESTATED)
                                    --------------   -------------
Balance at December 31, 2001......     $ 33,997
Formation of Packaging Dynamics
  Corporation.....................       10,095
Exercise of common stock
  options.........................          103
Issuance of common stock..........          984
Net income........................          931        $    931
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    tax benefit of $169...........         (403)           (403)
                                                       --------
    Comprehensive income (loss)
      (Restated)..................                     $    528
                                       --------        ========
Balance at December 31, 2002......       45,707
Exercise of common stock
  options.........................          444
Net loss..........................      (14,720)       $(14,720)
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    tax expense of $289...........          443             443
                                                       --------
    Comprehensive income (loss)
      (Restated)..................                     $(14,277)
                                                       ========
Cash dividend ($.05 per share)....         (484)
                                       --------
Balance at December 31, 2003......       31,390
Issuance of common stock..........       11,575
Net income........................        8,778        $  8,778
Other comprehensive income (loss):
  Net change in fair value of
    derivative instruments, net of
    taxes expense of $193.........          296             296
                                                       --------
    Comprehensive income (loss)...                     $  9,074
                                                       ========
Cash dividend ($.22 per share)....       (2,177)
                                       --------
Balance at December 31, 2004......     $ 49,862
                                       ========

                 See Notes to Condensed Financial Information.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               2004        2003         2002
                                                              -------   ----------   ----------
                                                                        (RESTATED)   (RESTATED)
Cash flows used by operating activities:
  Net income (loss).........................................  $ 8,778    $(14,720)    $   931
     Adjustments to reconcile net loss to net cash used by
       operating activities:
       Share of (earnings) loss from subsidiary.............   (8,778)     14,618      (3,330)
       Deferred income taxes................................       --         149      (1,599)
       Non-cash interest....................................       --          --       1,106
       Non-cash charge for long-term incentive
          compensation......................................       --          --       2,542
       Changes in operating assets and liabilities..........       --        (114)         --
                                                              -------    --------     -------
          Net cash used by operating activities.............       --         (67)       (350)
                                                              -------    --------     -------
Cash flows from financing activities:
  Principal payments of loan obligations....................       --      (3,000)         --
  Transfer from (to) subsidiary.............................    1,978       2,999         291
  Payment of dividends......................................   (1,978)         --          --
  Other.....................................................       --          68          59
                                                              -------    --------     -------
          Net cash from financing activities................       --          67         350
                                                              -------    --------     -------
Net change in cash and cash equivalents.....................       --          --          --
  Cash and cash equivalents at beginning of year............       --          --          --
                                                              -------    --------     -------
  Cash and cash equivalents at end of year..................  $    --    $     --     $    --
                                                              =======    ========     =======
Cash paid during the year for:
  Interest..................................................  $    --    $    282     $   225
Non-cash transactions:
  Common stock issued in connection with the acquisition of
     subsidiary.............................................  $11,575          --     $   984
  Declaration of dividend...................................      683         484          --

                 See Notes to Condensed Financial Information.

                         PACKAGING DYNAMICS CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- BASIS OF PRESENTATION

     The condensed financial statements of Packaging Dynamics Corporation (Parent Company only) (PDC) are presented herein because the restricted net assets of the subsidiaries of PDC exceeded 25% of the consolidated net assets of PDC at December 31, 2004. Packaging Dynamics Operating Company (PDOC) a wholly owned subsidiary of PDC entered into a credit facility (as amended in August
2004) which limits and restricts the payment of dividends and distribution or transfer of assets by PDOC to PDC. See Note 6 to the consolidated financial statements of Packaging Dynamics Corporation for further information.

NOTE 2 -- RESTATEMENT ADJUSTMENTS

     The prior period condensed financial information of PDC has been restated to reflect the appropriate allocation of tax attributes between the parent and its wholly-owned subsidiaries and recording the parent company's equity in the underlying net assets of its wholly-owned subsidiaries. The restatement impacted the 2003 and 2002 condensed financial statement as follows:

                                                                 2003
                                                                 (AS
                                                              ORIGINALLY      2003
                                                              REPORTED)    (RESTATED)
                                                              ----------   ----------
BALANCE SHEET AT DECEMBER 31,
Investment in affiliates....................................   $  2,726     $33,157
Due from subsidiaries.......................................     40,850          --
Deferred tax asset..........................................         --         837
Total Assets................................................     43,576      33,994
Income tax payable..........................................        249          --
Total current liabilities...................................        733         484
Deferred taxes..............................................      1,185          --
Total Liabilities...........................................      4,038       2,604
Stockholders' Equity/Members' Equity........................     39,538      31,390
Total Liabilities and Stockholders' Equity..................     43,576      33,994

                                                 2003                      2002
                                                 (AS                       (AS
                                              ORIGINALLY      2003      ORIGINALLY      2002
                                              REPORTED)    (RESTATED)   REPORTED)    (RESTATED)
                                              ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS FOR THE YEAR ENDED
  DECEMBER 31,
Income tax provision (benefit)..............   $ 4,736      $    (66)    $  (210)     $(1,599)
Share of net income (loss) from
  subsidiary................................        --       (14,618)         --        3,330
Net income (loss)...........................    (4,904)      (14,720)     (3,788)         931

                         PACKAGING DYNAMICS CORPORATION

                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                           2003         2003         2002         2002
                                                           (AS                       (AS
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/ MEMBERS'  ORIGINALLY                ORIGINALLY
    EQUITY AND OTHER COMPREHENSIVE INCOME(LOSS) AT      REPORTED)    (RESTATED)   REPORTED)    (RESTATED)
                     DECEMBER 31,                       ----------   ----------   ----------   ----------
Retained earnings (accumulated deficit)..........        $(6,562)     $(14,900)    $(1,174)     $   304
Accumulated other comprehensive income (loss)....             --           190          --         (253)
Stockholders'/Members' equity....................         39,538        31,390      44,482       45,707
Comprehensive income(loss).......................         (4,904)      (14,277)     (3,788)         528

                                                        2003         2003         2002         2002
                                                        (AS                       (AS
                                                     ORIGINALLY                ORIGINALLY
STATEMENT OF CASH FLOWS FOR THE TWELVE MONTHS ENDED  REPORTED)    (RESTATED)   REPORTED)    (RESTATED)
                   DECEMBER 31,                      ----------   ----------   ----------   ----------
Cash flows used by operating activities:
  Net income (loss)............................       $(4,904)     $(14,720)    $(3,788)     $   931
  Share of (earnings) loss from subsidiary.....            --        14,618          --       (3,330)
  Deferred income taxes........................        (9,238)          149        (210)      (1,599)
  Changes in operating assets and liabilities...         (987)         (114)         --           --
  Net cash used by operating activities........       (15,129)          (67)       (350)        (350)
Cash flows from financing activities:
  Transfer from (to) subsidiary................        17,884         2,999         (73)         291
  Due from members.............................            --            --         423           --
  Other, net...................................           245            68          --           59
  Net cash from financing activities...........        15,129            67         350          350
Supplemental cash flow disclosures:
  Common stock issued in connection with the
     acquisition of subsidiary.................            --            --          --          984
  Declaration of dividend......................            --           484          --           --

NOTE 3 -- OTHER INFORMATION

     See the notes to the consolidated financial statements of Packaging Dynamics Corporation in Item 8 for further information.

                         PACKAGING DYNAMICS CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                      CHARGED TO
                                      BEGINNING    (REVERSED FROM)                                 ENDING
DESCRIPTION                            BALANCE    COSTS AND EXPENSES   ACQUISITIONS   DEDUCTIONS   BALANCE
-----------                           ---------   ------------------   ------------   ----------   -------
For the year ended December 31, 2004
  Allowance for doubtful accounts...     375              357              312           (219)       825
  Inventory reserves................     312              (21)                                       291
For the year ended December 31, 2003
  Allowance for doubtful accounts...     609             (122)                           (112)       375
  Inventory reserves................     241              215                            (144)       312
For the year ended December 31, 2002
  Allowance for doubtful accounts...     373              270               32            (66)       609
  Inventory reserves................     253              230               25           (267)       241

                                 EXHIBIT INDEX

     3.1***    Restated Certificate of Incorporation of Packaging Dynamics
               Corporation
     3.2**     Bylaws of Packaging Dynamics Corporation
     4.1       Reference is hereby made to Exhibit 3.1 and Exhibit 3.2.
     4.2**     Specimen Common Stock Certificate of Packaging Dynamics
               Corporation
     4.3       Registration Rights Agreement, dated July 1, 2002, by and
               among Packaging Investors, L.P., DCBS Investors, L.L.C., CB
               Investors, L.L.C. and Packaging Dynamics Corporation (filed on August 9, 2002 as Exhibit 4.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               2002 and incorporated herein by reference).
     4.4***    First Amended and Restated Registration Rights Agreement,
               dated as of October 23, 2002, by and among Packaging
               Investors, L.P., DCBS Investors, L.L.C., CB Investors,
               L.L.C., Mr. Thomas Wolf and Packaging Dynamics Corporation.
     4.5       Amendment, dated September 14, 2003, to the First Amended
               and Restated Registration Rights Agreement, dated as of
               October 23, 2002, by and among Packaging Investors, L.P.,
               DCBS Investors, L.L.C., CB Investors, L.L.C., Mr. Thomas
               Wolf and Packaging Dynamics Corporation (filed on September
               20, 2004 as Exhibit 10.4 to the Registrant's Current Report
               on Form 8-K and incorporated herein by reference).
     4.6       Stockholders Agreement, dated July 1, 2002, by and among
               Packaging Investors, L.P., DCBS Investors, L.L.C. and CB
               Investors, L.L.C. (filed on August 9, 2002 as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2002 and incorporated herein by
               reference).
     4.7       Termination of Stockholders Agreement with respect to DCBS
               Investors, L.L.C. and CB Investors, L.L.C. dated January 15,
               2004 (filed on March 25, 2004 as Exhibit 4.6 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by
               reference).
     4.8       Registration Rights Agreement, dated September 14, 2004, by and among Mr. Gaby A. Ajram, Packaging Dynamics Corporation and Packaging Investors, L.P. (filed on September 20, 2004 as Exhibit 10.3 to the Registrant's Current Report on Form
               8-K and incorporated herein by reference).
    10.1       Tax Sharing Agreement, dated July 1, 2002, by and between
               Ivex Packaging Corporation and Packaging Dynamics
               Corporation (filed on August 9, 2002 as Exhibit 10 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
    10.2       Amended and Restated Credit Agreement, dated September 29,
               2003 among Packaging Dynamics Operating Company, Packaging
               Dynamics Corporation, each of the subsidiaries of Packaging
               Dynamics Operating Company, Bank of America, as
               Administrative Agent and L/C Issuer, National City Bank, as
               Syndication Agent, LaSalle Bank National Association, as
               Documentation Agent, and the Lenders party hereto (filed on
               November 14, 2003 as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003 and incorporated herein by reference).
    10.3       First Amendment, dated August 6, 2004, to the Amended and
               Restated Credit Agreement, dated September 29, 2003 among
               Packaging Dynamics Operating Company, Packaging Dynamics
               Corporation, each of the subsidiaries of Packaging Dynamics
               Operating Company, Bank of America, as Administrative Agent
               and L/C Issuer, National City Bank, as Syndication Agent,
               LaSalle Bank National Association, as Documentation Agent,
               and the Lenders party hereto (filed on September 20, 2004 as
               Exhibit 10.7 to the Registrant's Current Report on Form 8-K
               and incorporated herein by reference).
    10.4       Deferred Compensation Agreement dated August 14, 2003 (filed on November 14, 2003 as Exhibit 10.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended Septem-
               ber 30, 2003 and incorporated herein by reference).
    10.5*      Packaging Holdings, L.L.C. Subordinated Note, dated July
               1999, payable to Lombard Investments, Inc.

    10.6*      Loan Agreement, dated December 27, 1993, by and between
               Bagcraft Corporation of America and the City of Baxter
               Springs, Kansas
    10.7*      Assignment and Assumption Agreement dated as of November 20,
               1998 by and among Bagcraft Corporation of America, Packaging
               Dynamics, L.L.C. and Bagcraft Acquisition, L.L.C.
    10.8*      Commercial Guaranty made as of November 20, 1998 by Bagcraft
               Acquisition, L.L.C. in favor of the City of Baxter Springs,
               Kansas.
    10.9***    Lease, dated October 23, 2002, between the Company and
               W.O.W., L.L.C.
    10.10*     Sublease, dated December 16, 1975, E.I. DuPont de Nemours
               and Company and Bagcraft Corporation of America, with
               amendment dated April 30, 1996
    10.11*     Lease, dated November 19, 1999, between 6501 Corporation and
               Packaging Dynamics, L.L.C.
    10.12*     ISDA(R) Master Agreement, dated as of May 16, 2001, between
               Bank of America, N.A. and Packaging Dynamics, L.L.C.
    10.13*     Interest Rate Swap Confirmation, dated May 30, 2001, from
               Bank of America, N.A. to Packaging Dynamics, L.L.C.
    10.14*     Interest Rate Swap Confirmation, dated September 25, 2001, from Bank of America, N.A. to Packaging Dynamics, L.L.C.
    10.15*     ISDA(R) Master Agreement, dated as of December 4, 1998,
               between ABN AMRO Bank, N.V. and Packaging Dynamics, L.L.C.
    10.16*     Interest Rate Swap Confirmation, dated September 14, 2001, from ABN AMRO Bank N.V., Chicago ranch, to Packaging
               Dynamics, L.L.C.
    10.17***   Severance Agreement, dated as of January 23, 2003, between
               Packaging Dynamics Corporation and each of Mr. Phillip D.
               Harris and Mr. Frank V. Tannura(1)
    10.18      Amendment, dated October 1, 2004, to the Severance
               Agreement, dated as of January 23, 2003, between Packaging
               Dynamics Corporation and Mr. Frank V. Tannura(1) (filed on
               October 7, 2004 as Exhibit 10.1 to the Registrant's Current
               Report on Form 8-K and incorporated herein by reference).
    10.19*     Severance Agreement, dated August 1, 2000, between Packaging
               Dynamics, L.L.C. and Jeremy S. Lawrence(1)
    10.20***   Severance Agreement, dated January 23, 2003, between
               Packaging Dynamics Corporation and Mr. Randy L. Van
               Antwerp(1)
    10.21      Severance Agreement, dated October 1, 2004, between
               Packaging Dynamics Corporation and Mr. Patrick T.
               Chambliss(1) (filed on October 7, 2004 as Exhibit 10.3 to
               the Registrant's Current Report on Form 8-K and incorporated herein by reference).
    10.22**    Form of Packaging Dynamics 2002 Long Term Incentive Stock
               Plan(1)
    10.23*     Packaging Dynamics, L.L.C. 2002 Incentive Compensation Plan
               for Packaging Dynamics Executives(1)
    10.24*     Packaging Dynamics LLC Employee 401(k) Plan(1)
    10.25      Form of Nonqualified Stock Option Agreement(1) (filed on
               January 10, 2005 as Exhibit 10 to the Registrant's Current
               Report on Form 8-K and incorporated herein by reference).
    10.26      Promissory Note issued by Packaging Dynamics Corporation to
               Mr. Gaby A. Ajram, dated September 14, 2004 (filed on
               September 20, 2004 as Exhibit 10.1 to the Registrant's
               Current Report on Form 8-K and incorporated herein by
               reference).
    10.27      Non-Competition Agreement, dated September 14, 2004, between and Packaging Dynamics Corporation (filed on September 20,
               2004 as Exhibit 10.2 to the Registrant's Current Report on
               Form 8-K and incorporated herein by reference).
    10.28      Lease, dated September 14, 2004, by and between GHGA
               Properties, L.P. and Papercon, Inc. (filed on September 20,
               2004 as Exhibit 10.5 to the Registrant's Current Report on
               Form 8-K and incorporated herein by reference).
    10.29      Guaranty of Packaging Dynamics Corporation, dated September
               14, 2004, in the favor of GHGA Properties, L.P. (filed on
               September 20, 2004 as Exhibit 10.6 to the Registrant's
               Current Report on Form 8-K and incorporated herein by
               reference).

21****         Subsidiaries of Packaging Dynamics Corporation
23****         Consent of PricewaterhouseCoopers
    31.1****   Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
    31.2****   Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
32****         Certification of CEO and CFO pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

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