Form 10-Q
period 2005-03-31
PACKAGING DYNAMICS CORP
filed 2005-05-06
CIK 1171159

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                         COMMISSION FILE NUMBER: 0-49741

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

                                 (773) 843-8000
              (Registrant's Telephone Number, Including Area Code)

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

                                    Yes [ ] No [X]

      At May 6, 2005, there were 10,542,505 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       March 31,    December 31,
                                                                                         2005           2004
                                                                                      -----------   ------------
                                  ASSETS                                              (unaudited)
Current Assets:
     Cash and cash equivalents....................................................    $       380   $      1,175
     Accounts receivable trade (net of allowance for doubtful accounts of $828 and
     $825, respectively)..........................................................         31,014         31,174
     Inventories..................................................................         40,591         36,506
     Prepaid expenses and other...................................................          6,259          5,962
                                                                                      -----------   ------------
          Total current assets....................................................         78,244         74,817
                                                                                      -----------   ------------

Property, Plant and Equipment:
     Property, plant and equipment................................................         81,733         80,978
     Less - accumulated depreciation..............................................        (31,077)       (29,284)
                                                                                      -----------   ------------
          Total property, plant and equipment.....................................         50,656         51,694
                                                                                      -----------   ------------

Other Assets:
     Goodwill.....................................................................         81,263         81,263
     Intangibles and other assets, net of accumulated amortization................         20,513         20,893
                                                                                      -----------   ------------
          Total other assets......................................................        101,776        102,156
                                                                                      -----------   ------------

Total Assets......................................................................    $   230,676   $    228,667
                                                                                      ===========   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt.........................................    $     6,343   $      6,093
     Cash overdraft...............................................................          3,706          6,339
     Accounts payable.............................................................         24,643         20,793
     Accrued salary and wages.....................................................          3,087          3,420
     Other accrued liabilities....................................................          8,572          8,207
                                                                                      -----------   ------------

          Total current liabilities...............................................         46,351         44,852

Long-Term Debt....................................................................        109,876        110,386
Other Liabilities.................................................................          5,675          7,592
Deferred Income Taxes.............................................................         16,960         15,975
                                                                                      -----------   ------------
Total Liabilities.................................................................        178,862        178,805
                                                                                      -----------   ------------

Commitments and Contingencies (Note 10)...........................................             --             --

Stockholders' Equity:
     Common stock, $.01 par value--40,000,000 shares authorized;  (10,542,505 and
     10,514,837 shares issued and outstanding at March 31, 2005 and December 31,
     2004, respectively)..........................................................            106            105
     Preferred stock, $.01 par value--5,000,000 shares authorized; (no shares
     issued or outstanding).......................................................             --             --
     Paid in capital in excess of par value.......................................         57,826         57,570
     Accumulated other comprehensive income.......................................            844            486
     Accumulated deficit..........................................................         (6,962)        (8,299)
                                                                                      -----------   ------------
          Total stockholders' equity .............................................         51,814         49,862
                                                                                      -----------   ------------
Total Liabilities and Stockholders' Equity .......................................    $   230,676   $    228,667
                                                                                      ===========   ============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         For the Three Months Ended,
                                                          March 31,        March 31,
                                                             2005            2004
                                                         ------------     -----------
Net sales............................................    $     86,784     $    68,534
Cost of goods sold...................................          74,108          59,474
                                                         ------------     -----------
Gross profit.........................................          12,676           9,060
                                                         ------------     -----------
Operating expenses:
      Selling, general and administrative............           6,433           4,552
      Depreciation and amortization..................             504             216
                                                         ------------     -----------
Total operating expenses.............................           6,937           4,768
                                                         ------------     -----------
Income from operations...............................           5,739           4,292
Interest expense.....................................           2,088           1,200
                                                         ------------     -----------
Income before income taxes...........................           3,651           3,092
Income tax provision.................................           1,406           1,221
                                                         ------------     -----------
Income from continuing operations....................           2,245           1,871
Loss from discontinued operations, net of tax benefit            (223)           (389)
                                                         ------------     -----------
Net income...........................................    $      2,022     $     1,482
                                                         ============     ===========
Income (loss) per share:
       Basic:

         Continuing operations.......................    $       0.21     $      0.19
         Discontinued operations.....................           (0.02)          (0.04)
                                                         ------------     -----------
         Net income..................................    $       0.19     $      0.15
                                                         ============     ===========
       Diluted:

              Continuing operations..................    $       0.21     $      0.19
              Discontinued operations................           (0.02)          (0.04)
                                                         ------------     -----------
              Net income.............................    $       0.19     $      0.15
                                                         ============     ===========
Cash dividend declared per share:....................    $      0.065     $      0.05
                                                         ============     ===========
Weighted average shares outstanding:

         Basic.......................................      10,525,653       9,681,504
                                                         ============     ===========
         Diluted.....................................      10,924,037       9,970,277
                                                         ============     ===========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                For the Three Months Ended,
                                                                                                March 31,         March 31,
                                                                                                  2005              2004
                                                                                                ---------         ---------
Cash flows from operating activities:
     Net income............................................................................     $   2,022         $   1,482
       Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization....................................................         2,043             1,484
          Amortization of deferred financing costs.........................................           154                86
          Provision for doubtful accounts and.allowances...................................             3                94
          Deferred income taxes............................................................           924               114
         Changes in assets and liabilities:
             Accounts receivable...........................................................           157            (1,445)
             Inventories...................................................................        (4,085)             (663)
             Other assets..................................................................           158              (648)
             Accounts payable and accrued liabilities......................................         2,093             1,226
                                                                                                ---------         ---------
                   Net cash from continuing operating activities...........................         3,469             1,730
                   Net cash used by discontinued operating activities......................           (90)           (1,232)
                                                                                                ---------         ---------
                   Net cash from operating activities......................................         3,379               498
                                                                                                ---------         ---------

Cash flows used by investing activities:
         Additions to property, plant and equipment........................................          (755)           (1,544)
                                                                                                ---------         ---------
                   Net cash used by continuing investing activities........................          (755)           (1,544)
                   Net cash from discontinued investing activities.........................            --               152
                                                                                                ---------         ---------
                   Net cash used by investing activities...................................          (755)           (1,392)
                                                                                                ---------         ---------

Cash flows from (used by) financing activities:
          Principal payments for loan obligations..........................................        (1,460)           (1,250)
          Proceeds under revolving line of credit..........................................        19,700            14,600
          Repayments under revolving line of credit........................................       (18,500)          (14,700)
          Payment of dividends.............................................................          (685)             (484)
          Change in cash overdraft.........................................................        (2,633)            2,703
          Other, net.......................................................................           159                (4)
                                                                                                ---------         ---------
                   Net cash from (used by) financing activities............................        (3,419)              865
                                                                                                ---------         ---------

Net decrease in cash and cash equivalents..................................................          (795)              (29)
Cash and cash equivalents at beginning of period ..........................................         1,175               453
                                                                                                ---------         ---------
Cash and cash equivalents at end of period ................................................     $     380         $     424
                                                                                                =========         =========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Retained     Accumulated
                                              Common Stock                  Earnings        Other
                                           ------------------   Paid In   (Accumulated   Comprehensive   Stockholde's  Comprehensive
                                             Shares    Amount   Capital      Deficit)       Income          Equity        Income
                                           ----------  ------   --------   -----------   -------------   ------------  -------------
Balance at December 31, 2003                9,681,504  $   97   $ 46,003   $   (14,900)  $         190   $     31,390
Net income                                                                       8,778                          8,778          8,778
Issuance of common stock                      833,333       8     11,567                                       11,575
Other comprehensive income:
   Net change in fair value of derivative
     instruments, net of income taxes of
     $193                                                                                          296            296            296
                                                                                                                       -------------
        Comprehensive income                                                                                           $       9,074
                                                                                                                       =============
Cash dividend ($.22 per share)                                                  (2,177)                        (2,177)
                                           ----------  ------   --------   -----------   -------------   ------------
Balance at December 31, 2004               10,514,837  $  105   $ 57,570   $    (8,299)  $         486   $     49,862

Net income                                                                       2,022                          2,022          2,022
Issuance of common stock                       27,668       1        256                                          257
Other comprehensive income:
    Net change in fair value of derivative
      instruments, net of income taxes
      of $224                                                                                      358            358            358
                                                                                                                       -------------
         Comprehensive income                                                                                          $       2,380
                                                                                                                       =============
Cash dividend ($.07 per share)                                                    (685)                          (685)
                                           ----------  ------   --------   -----------   -------------   ------------

Balance at March 31, 2005                  10,542,505  $  106   $ 57,826   $    (6,962)  $         844   $     51,814
                                           ==========  ======   ========   ===========   =============   ============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

GENERAL

      In the opinion of management, the information in the accompanying unaudited consolidated financial statements reflects all adjustments necessary to present fairly the results of operations, cash flows and stockholders' equity for the three months ended March 31, 2005 and March 31, 2004 and the financial position at March 31, 2005. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2004. The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with our audited annual consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

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

      The following table details the calculation of basic and diluted earnings per share from continuing operations:

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                           2005           2004
                                                                       -------------  -------------
Income from continuing operations.................................     $       2,245  $       1,871
                                                                       =============  =============
Weighted average shares used to determine basic earnings per
  share from continuing operations................................        10,525,653      9,681,504
Common stock equivalents..........................................           398,384        288,773
                                                                       -------------  -------------
Weighted average shares used to determine diluted earnings
  per share from continuing operations............................        10,924,037      9,970,277
                                                                       =============  =============
Basic earnings per share from continuing operations...............     $        0.21  $        0.19
                                                                       =============  =============
Diluted earnings per share from continuing operations.............     $        0.21  $        0.19
                                                                       =============  =============

DERIVATIVES AND OTHER COMPREHENSIVE INCOME

      The Company maintains interest rate derivative instruments (typically swaps or collars) that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity through accumulated other comprehensive income. Such instruments are recorded at fair value, and at March 31, 2005 and December 31, 2004, the fair value approximates an asset of $1,022 and $471, respectively, which is included in other current assets within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the instrument could be settled with a third party, are recorded in other comprehensive income only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statement of operations. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense.

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

      In December 2004, the FASB issued two FASB Staff Positions (FSP's) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." The Company has adopted the FSP 109-1 in the first quarter of 2005 which resulted in a decrease in the effective tax rate of approximately one percentage point. FSP 109-2 has no impact on the Company.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC issued a ruling that FAS 123R will be effective for public companies beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that beginning with the first quarter of adoption of SFAS 123R compensation expense will be recorded for stock options and restricted stock as such items vest, while the retroactive methods would record compensation expense for all stock options and restricted stock as they vest beginning with the first period restated. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company's interest rate swaps were a net gain of $1,022 and $471 at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, the fair value of the remaining amounts payable under a non-compete agreement (ten quarterly payments totaling $3,333) was estimated to be $3,119 determined by discounting the payments using a 5% discount rate. Also at March 31, 2005, the fair value of a $7,000 note payable on September 14, 2006 and bearing a 5% annual interest rate payable quarterly, was estimated to be $7,000.

PAPERCON ACQUISITION

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

      The purchase price allocation is subject to change based on the receipt of additional information with respect to the fair value of certain assets and obligations and the resolution of the net asset purchase price adjustment provision contained in the acquisition agreement. The final valuation of assets and liabilities and the associated purchase price allocation is expected to be completed as soon as possible. The purchase price adjustment process is ongoing and is expected to be resolved this year.

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

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                      ---------------------
                                          2005        2004
                                      -----------   --------
(Loss) income from operations.....    $    (362)  $   (643)
Interest expense..................            -          -
                                      ---------   --------
Loss before income taxes..........         (362)      (643)
Income tax benefit................          139        254
                                      ---------   --------
Net loss..........................    $    (223)  $   (389)
                                      =========   ========

      The net loss for the first quarter of 2005 represents approximately $362 of pretax administrative costs associated with the ongoing program to maintain and dispose of the Detroit property. The Company is working towards a resolution of the Detroit property this year.

      The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

                                                                 MARCH 31,         DECEMBER 31,
                                                                    2005              2004
                                                                 ----------        ------------
Accounts receivable trade (net of allowance for doubtful
  accounts of $45 and $45, respectively).....................    $        4        $          4
Other current assets.........................................           100                 138
                                                                 ----------        ------------
Total assets of discontinued operations......................           104                 142
                                                                 ----------        ------------
Accounts payable.............................................            24                 156
Accrued liabilities..........................................         1,454               1,388
                                                                 ----------        ------------
Total liabilities of discontinued operations.................         1,478               1,544
                                                                 ----------        ------------
Net liabilities of discontinued operations...................    $   (1,374)       $     (1,402)
                                                                 ==========        ============

           A summary of the changes in the reserves related to the severance and pension charges in connection with the Company's exit from the Specialty Paper operation is as follows:

                                     SEVERANCE    PENSION
                                        PAY        CHARGE      TOTAL
                                     ---------    -------    -------
Balance at December 31, 2003......   $     951    $   816    $ 1,767
  Charges to expense..............         228        398        626
  Cash Payments...................      (1,064)        --     (1,064)
                                     ---------    -------    -------
Balance at December 31, 2004......   $     115    $ 1,214    $ 1,329
                                     ---------    -------    -------
  Charges to expense..............         147         --        147
  Cash Payments...................        (116)        (7)      (123)
                                     ----------   -------    -------
Balance at March 31, 2005.........   $     146    $ 1,207    $ 1,353
                                     =========    =======    =======

NOTE 4--GOODWILL AND INTANGIBLE ASSETS

      Goodwill and intangible assets at March 31, 2005 consist of the following:

                                                        Weighted
                                                       Life Average    Carrying    Accumulated
                                                         (Years)        Amount    Amortization      Net
                                                       ------------    --------   ------------   ---------
Intangible assets subject to amortization
  Customer contracts and relationships...............          19.4    $ 10,880   $        664   $  10,216
  Covenants not to compete...........................           9.6       4,014            442       3,572
                                                                       --------   ------------   ---------
                                                                       $ 14,894   $      1,106   $  13,788
Intangible assets not subject to amortization
  Trademarks and trade names.........................                  $  4,800   $         --   $   4,800
  Goodwill...........................................                    81,263             --      81,263
                                                                       --------   ------------   ---------
                                                                       $ 86,063   $         --   $  86,063
                                                                       --------   ------------   ---------
Total intangible assets and goodwill                                   $100,957   $      1,106   $  99,851
                                                                       ========   ============   =========

      Changes in the carrying value of goodwill during 2005 are as follows:

Balance at December 31, 2004:                     $   81,263
  Adjustments - purchase accounting.........
                                                          --
  Additions.................................              --
                                                  ----------
Balance at March 31, 2005...................      $   81,263
                                                  ==========

      Amortization expense for intangible assets subject to amortization was $249 and $82 for the three months ended March 31, 2005 and 2004, respectively. Amortization expense for the remaining year of 2005 and years 2006, 2007, 2008 and 2009 is estimated to be $657, $906, $906, $906, $904 and $904, respectively.

NOTE 5 -- STOCK BASED COMPENSATION

      At March 31, 2005, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25. The Company's stock-based compensation plans are accounted for under the intrinsic value based method. No compensation expense is reflected in net income in the three months ended March 31, 2005 and March 31, 2004, as all options granted under the plan had an exercise price that was equal to the market price on the date of grant.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.

                                                       Three Months Ended    Three Months Ended
                                                         March 31, 2005        March 31, 2004
                                                       ------------------    ------------------
Net Income ........................................    $            2,022    $            1,482
Deduct: Stock-based employee compensation expense
   determined under fair value based method, net of
   tax ............................................                   (68)                  (70)
                                                       ------------------    ------------------
Pro forma net income ..............................    $            1,954    $            1,412
                                                       ==================    ==================
 Income per share:
   Basic - as reported.............................    $             0.19    $             0.15
                                                       ==================    ==================
   Basic - pro forma ..............................    $             0.19    $             0.15
                                                       ==================    ==================
   Diluted - as reported ..........................    $             0.19    $             0.15
                                                       ==================    ==================
   Diluted - pro forma ............................    $             0.18    $             0.14
                                                       ==================    ==================

      The determination of compensation expense for the pro-forma information was based upon the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                   March 31, 2005   March 31, 5004
                                                   --------------   --------------
Expected option life (years)                                    5                5
Risk-free weighted average interest rate                     3.71%            2.92%
Stock price volatility                                       27.5%            27.5%
Dividend yield                                                1.8%             1.9%

NOTE 6 -- INVENTORIES

      Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at March 31, 2005 and December 31, 2004 consist of the following:

                              March 31,      December 31,
                                2005            2004
                            -------------    ------------
Raw materials               $      22,096    $     18,609
Work-in-process                     3,294           3,580
Finished goods                     15,488          14,608
                            -------------    ------------
                                   40,878          36,797
Obsolescence Reserve                 (287)           (291)
                            -------------    ------------
                            $      40,591    $     36,506
                            =============    ============

NOTE 7 -- LONG-TERM DEBT

      Long-term debt at March 31, 2005 and December 31, 2004 consists of the following:

                                           March 31,      December 31,
                                             2005             2004
                                           ----------     ------------
Senior Credit Facility:
    Term A Loan                            $   23,500     $     24,750
    Term B Loan                                83,619           83,829
    Revolving credit loan                       2,100              900
Seller note payable                             7,000            7,000
                                           ----------     ------------
    Subtotal                                  116,219          116,479
Current maturities of long term debt           (6,343)          (6,093)
                                           ----------     ------------
Long-term debt                             $  109,876     $    110,386
                                           ==========     ============

SENIOR CREDIT FACILITY

      During the third quarter of 2003, we refinanced our existing credit facility with a new credit facility (the "Senior Credit Facility") that provided for a Term A and Term B Loan totaling $70,000 and a $40,000 revolving credit facility, up to $5,000 of which could be in the form of letters of credit.

      During the third quarter of 2004, we amended the Senior Credit Facility to provide for an additional $45,000 of Term B Loan, providing for a total of Term A and Term B Loans of $115,000 and an increase in the revolving credit facility to $50,000, up to $8,000 of which may be in the form of letters of credit. As of March 31, 2005, the Term A Loan had a balance of $23,500 and will mature in 2008. The required aggregate annual payments, payable in quarterly installments, total $5,250 $6,250, $7,250 and $6,000 in years 2005 through 2008, respectively, of which $1,250 was paid during the three months ended March 31, 2005. As of March 31, 2005, the Term B Loan had a balance of $83,619 and will mature in 2009. The aggregate annual payments, payable in equal quarterly installments, total $843 in years 2005 through 2008 and $80,459 in 2009 of which $210 was paid during the three months ended March 31, 2005. The revolver had a balance of $2,100 as of March 31, 2005. The revolving credit facility is due in 2008.

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

      At March 31, 2005, the Term A Loan and revolving loans were bearing interest at rates of up to 2.0% plus the base rate, in the case of Base Rate Loans, and up to 3.0% plus LIBOR, in the case of Eurodollar Loans. The Term B Loan was bearing interest at rates of 2.0% plus the base rate, in the case of Base Rate Loans, and 3.0% plus LIBOR, in the case of Eurodollar Loans.

      On April 12, 2005, we entered into another amendment to our Senior Credit Facility. This amendment provides for an overall decrease in the interest rates of the Term A and Term B Loans. The Term A Loan and revolving loans bear interest at rates of up to 1.25%, decreased from 2.0%, plus the base rate, in the case of the Base Rate Loans, and up to 2.25%, decreased from 3.0%, plus LIBOR, in the case of Eurodollar Loans. The Term B Loan bears interest at a rate of 1.25%, decreased from 2.0%, plus the base rate, in the case of the Base Rate Loans, and 2.25%, decreased from 3.0%, plus LIBOR, in the case of Eurodollar Loans. In addition, the applicable percentage rates of certain of the fees that may be incurred by us under the Senior Credit Facility were decreased.

      At March 31, 2005, the interest rates on borrowings under the Term A Loan and the Term B Loan were 3.0% plus LIBOR (2.56%) and 3.0% plus LIBOR (2.56%), respectively, compared with 3.0% plus LIBOR (1.11%) and 3.5% plus LIBOR (1.11%), respectively, at March 31, 2004. As of March 31, 2005, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $31 was amortized during the first quarter of 2005. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%

      Borrowings are collateralized by substantially all of the stock and assets of the Company's operating subsidiaries. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

      Under the Senior Credit Facility, as amended, the Company is required to comply on a quarterly basis with the following four financial covenants:

      - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.5 to 1 at March 31, 2005 to 4 to 1;

      - under the senior secured leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total secured funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from
            3.75 to 1 at March 31, 2005 to 3 to 1;

      - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments (excluding the $7,000 seller note issued in connection with the Papercon acquisition) of the Company and its consolidated subsidiaries must be equal to or greater than certain specified levels, increasing from 1.1 to 1 at March 31, 2005 to 1.2 to 1; and

      - under the net worth covenant, Packaging Dynamics' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics, and

            (3) 75% of the amount added to the equity of Packaging Dynamics in accordance with GAAP in connection with the Papercon acquisition.

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

      The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company ("PDOC") to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of March 31, 2005, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($109,219 as of March 31, 2005) and foreclosure on the collateral securing those obligations.

      The Senior Credit Facility limits and restricts the payment of dividends and distribution or transfer of assets by Packaging Dynamics and its subsidiaries. Dividends to shareholders may not exceed $4 million in any twelve month period. Additionally, any redemption or repurchase of capital stock of the Company other than as defined in the Senior Credit Facility is not permitted. As a result, substantially all of PDOC's net assets are restricted.

SELLER NOTE PAYABLE

      On September 14, 2004, the Company issued a $7,000 note to the former owner of Papercon in connection with the acquisition of Papercon. The note matures on September 14, 2006 and bears an annual interest rate of 5% payable quarterly. This note is unsecured and subordinated to the Senior Credit Facility.

NOTE 8 -- OPERATING SEGMENT INFORMATION

      Our continuing operations operate within, and sell to customers throughout, the U.S., Canada and Europe in two operating segments - Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as the production of insulation for the building materials market. Corporate administrative expenses are allocated to the segments on a direct basis where appropriate with the remainder being allocated based on revenues.

The reconciliation of Segment Operating Income to the Company's consolidated financial statements is as follows:

                                                                        FOR THE THREE MONTHS ENDED
                                                                        ---------------------------
                                                                        MARCH 31,         MARCH 31,
                                                                          2005              2004
                                                                        ---------         ---------
Net Sales:
  Food Packaging....................................................    $  67,409         $  44,656
  Specialty Laminations.............................................       20,143            24,590
  Elimination of Specialty Laminations intercompany sales...........         (768)             (712)
                                                                        ---------         ---------
       Total........................................................    $  86,784         $  68,534
                                                                        =========         =========

Segment Operating Income:
  Food Packaging....................................................    $   4,172         $   2,128
  Specialty Laminations.............................................        1,567             2,164
                                                                        ---------         ---------
Income From Operations..............................................        5,739             4,292
Interest expense....................................................       (2,088)           (1,200)
                                                                        ---------         ---------
Income before income taxes..........................................    $   3,651         $   3,092
                                                                        =========         =========

Depreciation and Amortization:
  Food Packaging....................................................    $   1,620         $   1,023
  Specialty Laminations.............................................          423               461
                                                                        ---------         ---------
       Total........................................................    $   2,043         $   1,484
                                                                        =========         =========

                                                                     FOR THE THREE MONTHS ENDED
                                                             ------------------------------------------
                                                             JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                               2004            2004            2004
                                                             --------     -------------    ------------
Net Sales:
  Food Packaging.........................................    $ 45,851     $ 49,889         $     72,657
  Specialty Laminations..................................      24,597       25,305               20,962
  Elimination of Specialty Laminations intercompany sales        (706)        (880)              (1,236)
                                                             --------     --------         ------------
       Total.............................................    $ 69,742     $ 74,314         $     92,383
                                                             ========     ========         ============

Segment Operating Income:
  Food Packaging.........................................    $  3,310     $  2,929         $      6,205
  Specialty Laminations..................................       2,410        2,430                  891
Asset sales and disposals................................          --            1                   54
                                                             --------     --------         ------------
Income From Operations...................................       5,720        5,360                7,150
Interest expense.........................................      (1,158)      (1,533)              (2,009)
                                                             --------     --------         ------------
Income before income taxes...............................    $  4,562     $  3,827         $      5,141
                                                             ========     ========         ============

Depreciation and Amortization:
  Food Packaging.........................................    $    899     $  1,111         $      1,470
  Specialty Laminations..................................         436          417                  427
                                                             --------     --------         ------------
       Total.............................................    $  1,335     $  1,528         $      1,897
                                                             ========     ========         ============

NOTE 9 -- COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                                                                        Three Months Ended,
                                                                                  March 31, 2005    March 31, 2004
                                                                                  --------------    --------------
Net Income.....................................................................   $        2,022    $        1,482

Net change in fair value of derivative instruments.............................              358              (174)
                                                                                  --------------    --------------

Comprehensive income...........................................................   $        2,380    $        1,308
                                                                                  ==============    ==============

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists entirely of unrecognized gains and losses on derivatives.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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

LEASE COMMITMENTS

      The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipments. Future minimum rental commitments, including capital lease obligations, with noncancelable terms in excess of one year are as follows:

Year ended December 31:
2005 (second through fourth quarter)...................          2,086
2006...................................................          2,358
2007...................................................          1,766
2008...................................................          1,546
2009...................................................          1,222
Thereafter.............................................          3,660
                                                           -----------
Total..................................................    $    12,638
                                                           ===========

      Accumulated amortization on capital leases as of March 31, 2005 is $112.

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

      Our manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable. From time to time, we are involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. We believe that we are in material compliance with applicable environmental regulations and do not believe that costs of compliance, if any, will have a material adverse effect on our financial condition, results of operation, or liquidity. In 2005, we will have additional costs related to our ongoing program to maintain and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

NOTE 11 -- RELATED PARTY TRANSACTIONS

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

SUMMARY AND OUTLOOK

      During the balance of 2005, the Company will be focused on, among other things, integrating the Papercon acquisition in the Food Packaging segment and addressing the ongoing sales weakness in the Specialty Laminations segment. Other priorities in each of the Company's operating segments include expanding sales of new and existing products, improving manufacturing productivity and reducing overall product costs.

      The Company is evaluating a number of specific capital investment opportunities to expand product capabilities and reduce production costs. The combination of projects which have been approved and others under consideration could result in total capital expenditures of approximately $10,000 in 2005 compared to $6,081 in 2004 and an estimated normalized range of $7,000 to $8,000. The Company is also continuing its efforts to identify and pursue acquisition candidates which have the potential to expand the Company's product capabilities, market participation and geographical presence.

FINANCIAL PERFORMANCE

      Our continuing operations are comprised of two operating segments - Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as the production of insulation for the building materials market. Our discontinued operation is the Specialty Paper segment which we exited during 2003 in connection with our decision to shut down the Detroit Paper mill.

      The Company's management reporting system measures segment operating performance based on Segment Operating Income. Certain items, such as asset sales and disposals are excluded from Segment Operating Income. Corporate administrative expenses are allocated to the segments on a direct basis where appropriate with the remainder being allocated based on revenues.

Food Packaging

                                                             FOR THE THREE MONTHS ENDED
                                                             ---------------------------
                                                             MARCH 31,         MARCH 31,
                                                               2005              2004
                                                             ---------         --------
Net Sales................................................    $  67,409         $  44,656
Segment Operating Income.................................    $   4,172         $   2,128
Segment Operating Income Margin..........................          6.2%              4.8%

Depreciation and Amortization............................    $   1,620         $   1,023

      Net sales increased $22,753, or 51.0%, during the first quarter of 2005 compared to the same period in 2004 primarily due to the September 14, 2004 acquisition of Papercon.

      Segment Operating Income increased $2,044, or 96.1%, during the first quarter of 2005 compared to the same period in 2004 and Segment Operating Income margin increased to 6.2% from 4.8% during the first quarter of 2005 compared to the same period in 2004. The increase in Segment Operating Income and Segment Operating Income Margin was primarily due to incremental Segment Operating Income from Papercon and other cost and productivity initiatives. In addition, the first quarter of 2005 was negatively impacted by approximately $0.3 million of management severance costs.

Specialty Laminations

                                                             FOR THE THREE MONTHS ENDED
                                                             --------------------------
                                                             MARCH 31,        MARCH 31,
                                                                2005            2004
                                                             --------         ---------
Net Sales................................................    $  20,143        $  24,590
Segment Operating Income.................................    $   1,567        $   2,164
Segment Operating Income Margin..........................          7.8%             8.8%

Depreciation and Amortization............................    $     423        $     461

      Net sales decreased $4,447, or 18.1%, during the first quarter of 2005 compared to the same period in 2004. The decrease was primarily due to volume weakness for products sold into the building products market and for other specialty lamination products. The weakness in sales of products into the building products market is primarily the result of a combination of global shortages of a key raw material (MDI, Methyl Diphenyl Diisocyanate) used by the Company's building products customers in the production of their products and a strategic decision by the Company to focus its resources on a narrower set of building products customers in an effort to maximize long-term sales growth. The Company expects the sales weakness to continue in the second quarter but diminish in the second half of 2005 due, in part, to the addition of new business unrelated to MDI with a building products customer. This new business is expected to provide approximately $5,000 to $7,000 of annual revenue.

      Segment Operating Income decreased $597, or 27.6%, during the first quarter of 2005 compared to the same period in 2004 and Segment Operating Income Margin decreased to 7.8% from 8.8% in the first quarter of 2005 compared to the same period in 2004. The decline in Segment Operating Income and Segment Operating Income Margin was primarily due to decreased sales volume.

INTEREST EXPENSE

      Interest expense was $2,088 in the first quarter of 2005 compared $1,200 in same period of 2004. The increase in interest expense was primarily due to increased average outstanding indebtedness of approximately $52,000 and the non-compete liability related to of the Papercon acquisition and a higher average borrowing rate. The average interest rate on borrowings in the first quarter of 2005 was approximately 5.68% compared to 4.53% in the same period in 2004.

INCOME TAXES

      The income tax provision for continuing operations was $1,406 and $1,221 for the first quarter of 2005 and 2004, respectively. The Company's effective tax rate on income from continuing operations was 38.5% and 39.5%, for the first quarter of 2005 and 2004, respectively. The decrease in the Company's effective tax rate is due to the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.

INCOME FROM CONTINUING OPERATIONS

      Income from continuing operations was $2,245 and $1,871 for the first quarter of 2005 and 2004, respectively. The 2005 increase resulted primarily from incremental earnings from the Papercon acquisition, partially offset by the impact of decreased sales volume of specialty lamination products.

DISCONTINUED OPERATIONS

      Loss from discontinued operations during the first quarter of 2005 was $223 compared to a loss of $389 in the same period in 2004. The net loss for first quarter of 2005 represents the administrative expense associated with the ongoing program to maintain and dispose of the Detroit property. During the balance of 2005, we will have additional costs related to our ongoing program to maintain and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, we had cash and cash equivalents of $380, and $45,071 was available under the revolving portion of the Senior Credit Facility, after taking into account $2,829 in letter of credits outstanding. Our working capital at March 31, 2005 was $33,155 compared to $29,965 for the comparable period at March 31, 2004.

      Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

      The Company generated $3,379 of cash from operating activities in the three months ended March 31, 2005 compared to $498 for the same period in 2004. This increase was primarily related to an increase in cash generated from net income and a reduction in cash used by discontinued operations, partially offset by an increased investment in working capital. Cash used by discontinued operating activities in the three months ended March 31, 2005 was $90 compared to $1,232 for the comparable period ended March 31, 2004. The cash used by discontinued operating activities is a result of ongoing efforts to maintain and dispose of the Detroit property. Such costs are expected to continue until the property is sold.

      Cash used by investing activities was $755 for the three months ended March 31, 2005 compared to $1,392 for the same period in 2004. This change was primarily due to decreased capital expenditures. The Company has approved or is evaluating a number of specific capital investment opportunities to expand product capabilities and reduce production costs. In aggregate, these investments could result in total capital expenditures of approximately $10,000 in 2005 versus an estimated normalized range of $7,000 to $8,000.

      Cash used by financing activities was $3,419 for the three months ended March 31, 2005 compared to $865 of cash generated for the same period in 2004. The change was primarily due to higher repayment of debt and a lower cash overdraft balance at March 31, 2005.

      In December 2004, the Company announced a cash dividend of $0.065 per common share, $685 in the aggregate, which was paid on January 4, 2005 to shareholders of record as of December 15, 2004. In March 2005, the Company announced a cash dividend of $0.065 per common share, $685 in the aggregate, which was paid on April 5, 2005 to shareholders of record on March 15, 2005.

      Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 7 - Long-Term Debt and
Note 10 - Commitments and Contingencies to the financial statements. A summary of significant contractual obligations as of March 31, 2005 is included as follows:

                LONG-TERM
                   DEBT         LEASE      NON-COMPETE      OTHER
                MATURITIES   COMMITMENTS    AGREEMENT    COMMITMENTS     TOTAL
                ----------   -----------   -----------   -----------    --------
2005........    $    4,633   $     2,086   $     1,000   $         61   $  7,780
2006........        14,092         2,358         1,333             97     17,880
2007........         8,092         1,766         1,000            103     10,961
2008........         8,943         1,546            --            110     10,599
2009........        80,459         1,222            --            117     81,798
Thereafter..            --         3,660            --            718      4,378
                ----------   -----------   -----------   ------------   --------
Total.......    $  116,219   $    12,638   $     3,333   $      1,206   $133,396
                ==========   ===========   ===========   ============   ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      In December 2004, the FASB issued two FASB Staff Positions (FSP's) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." The Company has adopted FSP 109-1 in the first quarter of 2005 which resulted in a decrease in the effective tax rate of approximately one percentage point, based on current earnings level. FSP 109-2 has no impact on the Company.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that beginning with the first quarter of adoption of SFAS 123R compensation expense will be recorded for stock options and restricted stock as such items vest, while the retroactive methods would record compensation expense for all stock options and restricted stock as they vest beginning with the first period restated. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We use interest rate swaps, collars and caps to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 2005, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $31 was amortized during the first quarter of 2005. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

      Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a $1,022 asset as of March 31, 2005 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The change in the fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

      Substantially all of our sales, including export sales, are denominated in United States Dollars in order to reduce our exposure to changes in foreign currency exchange rates.

ITEM  4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

      On September 14, 2004, the Company acquired Papercon. The results of Papercon's operations from the date of acquisition have been included in the Company's 2004 financial results. Prior to its acquisition by the Company, Papercon operated as an independent private company, was not subject to public company reporting requirements and had a limited amount of resources available for financial reporting and internal control matters. The Company is conducting an ongoing review of Papercon's internal control over financial reporting and intends to make changes, where necessary, to conform Papercon's controls and procedures to the Company's controls and procedures and to ensure that such controls and procedures are effective and integrated appropriately.

      In 2004, the Company implemented a new enterprise wide financial accounting software system at each of its facilities except the Papercon facilities acquired in September 2004. The company expects to implement the financial and accounting software systems at Papercon during the second quarter of 2005.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

      Certain statements included in this annual report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Summary and Outlook, -- Financial Performance, -- Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and -- Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses;
(vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

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

ITEM  6. EXHIBITS

Exhibit No.                          Description
-----------                          -----------
  31.1             Certification of Chief Executive Officer pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.

  31.2             Certification of Chief Financial Officer pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.
                                                        -
  32               Certification of CEO and CFO pursuant to 18 U.S.C.,
                   Section 1350, as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002.

               SIGNATURE PAGE FOLLOWS

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PACKAGING DYNAMICS CORPORATION

                                   By: /s/ PATRICK T. CHAMBLISS
                                       ------------------------
                                   PATRICK T. CHAMBLISS
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

May 6, 2005