Form 10-Q
period 2005-06-30
PACKAGING DYNAMICS CORP
filed 2005-08-08
CIK 1171159

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to _____________________

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

                                 Yes [ ] No [X]

      At August 8, 2005, there were 10,551,839 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              2005                 2004
                                                                                           ---------             ---------
                                                                                          (unaudited)
                   ASSETS
Current Assets:
         Cash and cash equivalents                                                         $      91             $   1,175
         Accounts receivable trade (net of allowance for doubtful accounts
              of $758 and $825)                                                               30,280                31,174
         Inventories, net                                                                     40,612                36,506
         Prepaid expenses and other assets                                                     5,694                 5,962
                                                                                           ---------             ---------
              Total current assets                                                            76,677                74,817
                                                                                           ---------             ---------
Property, Plant and Equipment
         Property, plant and equipment                                                        83,477                80,978
         Less-Accumulated depreciation                                                       (32,837)              (29,284)
                                                                                           ---------             ---------
              Total property, plant and equipment                                             50,640                51,694
                                                                                           ---------             ---------
Other Assets:
         Goodwill                                                                             81,263                81,263
         Intangibles and other assets, net                                                    20,282                20,893
                                                                                           ---------             ---------
              Total other assets                                                             101,545               102,156
                                                                                           ---------             ---------
Total Assets                                                                               $ 228,862             $ 228,667
                                                                                           =========             =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current maturities of long-term debt                                              $   6,593             $   6,093
         Accounts payable and other                                                           28,819                27,132
         Accrued salary and wages                                                              2,761                 3,420
         Other accrued liabilities                                                             8,375                 8,207
                                                                                           ---------             ---------
              Total current liabilities                                                       46,548                44,852

Long-term Debt                                                                               107,565               110,386
Other Liabilities                                                                              5,351                 7,592
Deferred Income Taxes                                                                         16,640                15,975
                                                                                           ---------             ---------
Total Liabilities                                                                            176,104               178,805
                                                                                           ---------             ---------
Commitments and Contingencies

Stockholders' Equity:
         Common stock, $.01 par value - 40,000,000 shares authorized;
               10,551,839 and 10,514,837 shares issued and outstanding at
               June 30, 2005 and December 31, 2004, respectively                                 106                   105
         Preferred stock, $.01 par value - 5,000,000 shares authorized; no
               shares issued and outstanding                                                       -                     -
         Paid in capital in excess of par value                                               57,936                57,570
         Accumulated other comprehensive income                                                  594                   486
         Accumulated deficit                                                                  (5,878)               (8,299)
                                                                                           ---------             ---------
              Total stockholders' equity                                                      52,758                49,862
                                                                                           ---------             ---------
Total Liabilities and Stockholders' Equity                                                 $ 228,862             $ 228,667
                                                                                           =========             =========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                  ------------------------------      ------------------------------
                                                    JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                      2005              2004              2005              2004
                                                  ------------      ------------      ------------      ------------
Net sales                                         $     89,055      $     69,742      $    175,839      $    138,276
     Cost of goods sold                                 78,052            59,575           152,162           119,049
                                                  ------------      ------------      ------------      ------------
Gross profit                                            11,003            10,167            23,677            19,227
     Operating expenses                                  5,802             4,447            12,737             9,215
                                                  ------------      ------------      ------------      ------------
Income from operations                                   5,201             5,720            10,940            10,012
     Interest expense                                    2,043             1,158             4,131             2,358
                                                  ------------      ------------      ------------      ------------
Income before income taxes                               3,158             4,562             6,809             7,654
     Income tax provision                                1,215             1,802             2,621             3,023
                                                  ------------      ------------      ------------      ------------
Income from continuing operations                        1,943             2,760             4,188             4,631
Loss from discontinued operations, net of tax             (174)             (310)             (397)             (699)
                                                  ------------      ------------      ------------      ------------
Net income                                        $      1,769      $      2,450      $      3,791      $      3,932
                                                  ============      ============      ============      ============
Income (loss) per share:
  Basic:
     Continuing operations                        $       0.19      $       0.29      $       0.40      $       0.48
     Discontinued operations                             (0.02)            (0.04)            (0.04)            (0.07)
                                                  ------------      ------------      ------------      ------------
         Net income                               $       0.17      $       0.25      $       0.36      $       0.41
                                                  ============      ============      ============      ============
  Fully diluted:
     Continuing operations                        $       0.18      $       0.28      $       0.38      $       0.46
     Discontinued operations                             (0.02)            (0.04)            (0.03)            (0.07)
                                                  ------------      ------------      ------------      ------------
         Net income                               $       0.16      $       0.24      $       0.35      $       0.39
                                                  ============      ============      ============      ============

Cash dividend declared per share:                 $      0.065      $       0.05      $       0.13      $       0.10
                                                  ============      ============      ============      ============
Weighted average shares outstanding:
     Basic                                          10,546,197         9,681,504        10,535,982         9,681,504
                                                  ============      ============      ============      ============
     Diluted                                        10,935,721        10,014,800        10,930,040         9,993,806
                                                  ============      ============      ============      ============

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                      ---------------------------------
                                                                                           2005               2004
                                                                                        ---------         ----------
Cash flows from operating activities:
    Net income                                                                          $  3,791           $  3,932
    Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                     4,032              2,819
         Amortization and write-off of deferred finance costs                                329                172
         Provision for doubtful accounts                                                     (67)                98
         Deferred income taxes                                                               630              2,292
         Changes in operating assets and liabilities:
         Accounts receivable                                                                 962             (1,316)
         Inventories                                                                      (4,106)              (439)
         Other assets                                                                        358             (1,140)
         Accounts payable and accrued liabilities                                          1,144              2,508
                                                                                        --------           --------
                   Net cash from continuing operating activities                           7,073              8,926
                   Net cash used by discontinued operating activities                        (43)            (1,779)
                                                                                        --------           --------
                   Net cash from operating activities                                      7,030              7,147
                                                                                        --------           --------
Cash flows used by investing activities:
         Acquisitions, net of cash acquired                                                    -                704
         Additions to property, plant and equipment                                       (2,501)            (3,653)
                                                                                        --------           --------
                   Net cash used by continuing investing activities                       (2,501)            (2,949)
                   Net cash from discontinued investing activities                             -                411
                                                                                        --------           --------
                   Net cash used by investing activities                                  (2,501)            (2,538)
                                                                                        --------           --------
Cash flows used by financing activities:
         Principal payments for loan obligations                                          (2,921)            (2,500)
         Proceeds under revolving line of credit                                          36,500             27,800
         Repayments under revolving line of credit                                       (35,900)           (30,100)
         Payment of dividends to stockholders                                             (1,370)              (968)
         Other, net                                                                       (1,922)             1,968
                                                                                        --------           --------
                   Net cash used by financing activities                                  (5,613)            (3,800)
                                                                                        --------           --------
Net increase (decrease) in cash and cash equivalents                                      (1,084)               809
Cash and cash equivalents at beginning of period                                           1,175                453
                                                                                        --------           --------
Cash and cash equivalents at end of period                                              $     91           $  1,262
                                                                                        ========           ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           RETAINED    ACCUMULATED
                                                 COMMON STOCK              EARNINGS       OTHER
                                              ----------------- PAID IN  (ACCUMULATED COMPREHENSIVE STOCKHOLDERS' COMPREHENSIVE
                                                SHARES   AMOUNT CAPITAL   DEFICIT)    INCOME (LOSS)   EQUITY      INCOME (LOSS)
                                              ---------- ------ -------- ------------ ------------- ------------- -------------
Balance at December 31, 2003                   9,681,504  $  97 $ 46,003   $ (14,900)    $  190        $ 31,390
 Net Income                                                                    8,778                      8,778       $ 8,778
 Issuance of common stock                        833,333      8   11,567                                 11,575
 Other comprehensive income (loss):
  Net change in fair value of derivative
   instruments, net of  income taxes of $193                                                296             296           296
                                                                                                                      -------
    Comprehensive Income                                                                                              $ 9,074
                                                                                                                      =======
 Cash Dividend ($.22 per share)                                               (2,177)                    (2,177)
                                              ----------  ----- --------   ---------     ------        --------
Balance at December 31, 2004                  10,514,837  $ 105 $ 57,570   $  (8,299)    $  486        $ 49,862

 Net Income                                                                    3,791                      3,791       $ 3,791
 Issuance of common stock                         37,002      1      366                                    367
 Other comprehensive income (loss):
  Net change in fair value of derivative
   instruments, net of  income taxes of $68                                                 108             108           108
                                                                                                                      -------
    Comprehensive Income                                                                                              $ 3,899
                                                                                                                      =======
 Cash Dividend ($.13 per share)                                               (1,370)                    (1,370)
                                              ----------  ----- --------   ---------     ------        --------
Balance at June 30, 2005                      10,551,839  $ 106 $ 57,936   $  (5,878)    $  594        $ 52,758
                                              ==========  ===== ========   =========     ======        ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

GENERAL

      In the opinion of management, the information in the accompanying unaudited condensed consolidated financial statements reflects all adjustments necessary for a fair statement of the results of operations, cash flows and stockholders' equity for the three and six months ended June 30, 2005 and June 30, 2004 and the financial positions at June 30, 2005. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2004. The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with our audited annual consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

      Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options (389,524 and 333,296 for the three months ended June 30, 2005 and 2004, respectively and 394,058 and 312,302 for the six months ended June 30, 2005 and 2004, respectively).

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

      The following table details the calculation of basic and diluted earnings per share for continuing operations:

                                                                     FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,             ENDED JUNE 30,
                                                                  -------------------------   -------------------------
                                                                     2005           2004         2005           2004
                                                                  -----------   -----------   -----------   -----------
Income from continuing operations.............................    $     1,943   $     2,760   $     4,188   $     4,631
                                                                  ===========   ===========   ===========   ===========
Weighted average shares used to determine basic earnings
   per share from continuing operations.......................     10,546,197     9,681,504    10,535,982     9,681,504
Common stock equivalents......................................        389,524       333,296       394,058       312,302
                                                                  -----------   -----------   -----------   -----------
Weighted average shares used to determine diluted earnings
  per share from continuing operations........................     10,935,721    10,014,800    10,930,040     9,993,806
                                                                  ===========   ===========   ===========   ===========
Basic earnings per share from continuing operations...........    $      0.18   $      0.29   $      0.40   $      0.48
                                                                  ===========   ===========   ===========   ===========
Diluted earnings per share from continuing operations.........    $      0.18   $      0.28   $      0.38   $      0.46
                                                                  ===========   ===========   ===========   ===========

DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

      The Company maintains interest rate derivative instruments (typically swaps or collars) that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity through accumulated other comprehensive income. Such instruments are recorded at fair value, and at June 30, 2005 and December 31, 2004, the fair value approximates an asset of $590 and $471, respectively, which is included in other current assets within the accompanying condensed consolidated balance sheet. Changes in fair value, based upon the amount at which the instrument could be settled with a third party, are recorded in other comprehensive income only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statement of operations. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense.

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

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS
154). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations, financial position or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company's interest rate swaps were a net asset of $590 and $471 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, the fair value of the remaining amounts payable under a non-compete agreement (nine quarterly payments totaling $3,000) was estimated to be $2,824 determined by discounting the payment using a 5% discount rate. Also at June 30, 2005, the fair value of a $7,000 note payable on September 14, 2006 and bearing a 5% annual interest rate payable quarterly approximates recorded value.

PAPERCON ACQUISITION

      On September 14, 2004, the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc. from the sole shareholder (the "Seller") pursuant to an acquisition agreement dated August 6, 2004. 3141276 Canada Inc. was a Canadian corporation and the ultimate parent holding company of Papercon, Inc. (Papercon, Inc. and 3141276 Canada Inc. are collectively referred to as "Papercon"), a Georgia corporation, which conducts all of Papercon's business operations.

      The purchase price allocation is subject to change based on the receipt of additional information with respect to the fair value of certain assets and obligations and the resolution of the net asset purchase price adjustment provision contained in the acquisition agreement. The final valuation of assets and liabilities and the associated purchase price allocation and the purchase price adjustment process is ongoing and is expected to be resolved this year.

PRODUCT CLAIM COST

      During the second quarter of 2005, the Company recorded a charge of $1,100 related to a product quality claim by a large building products customer in the Company's Specialty Laminations segment. The charge is comprised of products to be returned by the customer, reimbursement for costs incurred by the customer in processing certain products supplied by the Company and one third party repair claim. The claim relates to de-lamination during the customer's manufacturing process which involves the use of laminated facer material supplied by the Company. The Company has worked closely with the customer to evaluate the issues involved and make manufacturing process changes which are believed to have remedied the situation. The Company is not aware of any additional related customer or third party claims. The Company intends to analyze and evaluate the returned goods to determine whether such products have alternative uses, although there can be no assurances that there will be any alternative uses. The charge was recorded as sales returns and allowances and is reflected in "Net sales" for the Company's Specialty Laminations segment in the Company's Condensed Consolidated Statement of Operations.

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

NOTE 3 -- DISCONTINUED OPERATIONS

      During the fourth quarter of 2003, the Company shut down its paper mill, located in Detroit, Michigan, and exited the Specialty Paper operation. The Specialty Paper operation is classified as a discontinued operation.

      The following table details selected income statement information for the Specialty Paper operation.

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                           ------------------        ----------------
                                           2005         2004         2005         2004
                                          -------      -------      -------      -------
Sales
  External..........................     $     --     $     --     $     --     $     --
  Intercompany......................           --           --           --           --
  Discounts & Returns...............           --           --           --           --
                                         --------     --------     --------     --------
  Net Sales.........................     $     --     $     --     $     --     $     --
                                         ========     ========     ========     ========
(Loss) income from operations.......     $   (283)    $   (513)    $   (645)    $ (1,156)
Interest expense....................           --           --           --           --
                                          -------      -------      -------      -------
Loss before income taxes............         (283)        (513)        (645)      (1,156)
Income tax benefit..................          109          203          248          457
                                         --------     --------     --------     --------
Net loss............................     $   (174)    $   (310)    $   (397)    $   (699)
                                         ========     ========     ========     ========

      The net loss for the three and six months ended June 30, 2005 represents approximately $283 and $645, respectively, of pretax administrative costs associated with the ongoing program to maintain and dispose of the Detroit property. The Company is working towards a resolution of the Detroit property this year.

      The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

                                                             JUNE 30,   DECEMBER 31,
                                                              2005         2004
                                                             -------      -------
Accounts receivable trade (net of allowance for doubtful
  accounts of $22 and $45, respectively)..................   $     5      $     4
Other current assets......................................        39          138
                                                             -------      -------
Total assets of discontinued operations...................        44          142
                                                             -------      -------
Accounts payable..........................................        16          156
Accrued liabilities.......................................     1,387        1,388
                                                             -------      -------
Total liabilities of discontinued operations..............     1,403        1,544
                                                             -------      -------
Net liabilities of discontinued operations................   $(1,359)     $(1,402)
                                                             =======      =======

      A summary of the changes in the reserves related to the Company's exit from the Specialty Paper operation is as follows:

                                              SEVERANCE          PENSION
                                             AND BENEFIT         CHARGE            TOTAL
                                         -----------------       ------            -----
Balance at December 31, 2003.......            $   951           $   816           $ 1,767
  Charges to expense...............                228               398               626
  Cash payments....................             (1,064)               --            (1,064)
                                               -------           -------           -------
Balance at December 31, 2004.......            $   115           $ 1,214           $ 1,329
                                               -------           -------           -------
  Charges to expense...............                210                --               210
  Cash payments....................               (230)              (30)             (260)
                                               -------           -------           -------
Balance at June 30, 2005...........            $    95           $ 1,184           $ 1,279
                                               =======           =======           =======

NOTE 4 -- GOODWILL AND INTANGIBLE ASSETS

      Goodwill and intangible assets at June 30, 2005 consist of the following:

                                                       Weighted Average   Carrying    Accumulated
                                                         Life (Years)      Amount     Amortization      Net
                                                         ------------      ------     ------------      ---
Intangible assets subject to amortization
  Customer contracts and relationships...............        19.4         $  10,880      $     796   $  10,084
  Covenants not to compete...........................         9.6             4,014            538       3,476
                                                                          ---------      ---------   ---------
                                                                          $  14,894      $   1,334   $  13,560
Intangible assets not subject to amortization
  Trademarks and trade names.........................                     $   4,800      $      --   $   4,800
  Goodwill...........................................                        81,263             --      81,263
                                                                          ---------      ---------   ---------
                                                                          $  86,063      $      --   $  86,063
                                                                          ---------      ---------   --------
Total intangible assets and goodwill                                      $ 100,957      $   1,334   $  99,623
                                                                          =========      =========   =========

      Changes in the carrying value of goodwill during 2005 are as follows:

Balance at December 31, 2004:                               $    81,263
  Adjustments - purchase accounting.....................             --
  Additions.............................................             --
                                                            -----------
Balance at June 30, 2005................................    $    81,263
                                                            ===========

      Amortization expense for intangible assets subject to amortization was $227 and $21 for the three months and $477 and $103 for the six months ended June 30, 2005 and 2004, respectively. Amortization expense for the remaining year of 2005 and years 2006, 2007, 2008, 2009 and 2010 is estimated to be $452, $906, $906, $906, $904 and $904, respectively.

NOTE 5 -- STOCK BASED COMPENSATION

      At June 30, 2005, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") defines a fair value based method of accounting for employees' stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25. The Company's stock-based compensation plans are accounted for under the intrinsic value based method. No compensation expense is reflected in net income in the three and six months ended June 30, 2005 and June 30, 2004, as all options granted under the plan had an exercise price that was equal to the market price on the date of grant.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                            ---------------------------   ------------------------
                                                                2005           2004          2005          2004
                                                            -----------    -----------    -----------   ----------
Net Income...........................................       $     1,769    $     2,450    $     3,791   $    3,932
Deduct:  Stock-based employee compensation expense
determined under fair value based method.............               (98)           (69)          (166)        (139)
                                                            -----------    -----------    -----------   ----------
Pro forma net income.................................       $     1,671    $     2,381    $     3,625   $    3,793
                                                            ===========    ===========    ===========   ==========
 Income per share:
     Basic - as reported.............................       $      0.17    $      0.25    $      0.36   $     0.41
                                                            ===========    ===========    ===========   ==========
     Basic - proforma................................       $      0.16    $      0.25    $      0.34   $     0.39
                                                            ===========    ===========    ===========   ==========
     Diluted - as reported...........................       $      0.16    $      0.24    $      0.35   $     0.39
                                                            ===========    ===========    ===========   ==========
     Diluted - proforma..............................       $     0. 15    $      0.24    $      0.33   $     0.38
                                                            ===========    ===========    ===========   ==========

      The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following assumptions:

                                                    June 30,    June 30,
                                                      2005       2004
                                                      ----       ----
Expected option life (years)                             5          5
Work-Risk-free weighted average interest rate         3.60%      2.92%
Stock price volatility                                25.1%      27.5%
Dividend yield                                         1.7%       1.9%

NOTE 6 -- INVENTORIES

      Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at June 30, 2005 and December 31, 2004 consist of the following:

                                                     June 30,     December 31,
                                                       2005           2004
                                                       ----           ----
Raw materials                                        $ 21,908      $ 18,609
Work-Work-in-process                                    4,212         3,580
Finished goods                                         14,784        14,608
                                                     --------      --------
                                                       40,904        36,797
Obsolescence reserve                                     (292)         (291)
                                                     --------      --------
Net                                                  $ 40,612      $ 36,506
                                                     ========      ========

NOTE 7 -- LONG-TERM DEBT

      Long-term debt at June 30, 2005 and December 31, 2004 consists of the following:


                                          June 30,     December 31,
                                            2005          2004
                                            ----          ----
Senior Credit Facility:
    Term A Loan                          $  22,250      $  24,750
    Term B Loan                             83,408         83,829
    Revolving credit loan                    1,500            900
Seller note payable                          7,000          7,000
                                         ---------      ---------
    Subtotal                               114,158        116,479
Current maturities of long term debt        (6,593)        (6,093)
                                         ---------      ---------
Long-term debt                           $ 107,565      $ 110,386
                                         =========      =========

SENIOR CREDIT FACILITY

      The Company maintains a credit facility with a group of banks (the "Senior Credit Facility") that provides for Term A and Term B Loans totaling $115,000 and a $50,000 revolving credit facility, up to $8,000 of which could be in the form of letters of credit. Borrowings are collateralized by substantially all of the stock and assets of the Company's operating subsidiaries.

      As of June 30, 2005, the Term A Loan had a balance of $22,250 and will mature in 2008. The required aggregate annual payments, payable in quarterly installments, total $5,250 $6,250, $7,250 and $6,000 in years 2005 through 2008, respectively, of which $2,500 was paid during the six months ended June 30, 2005. As of June 30, 2005, the Term B Loan had a balance of $83,408 and will mature in 2009. The aggregate annual payments, payable in equal quarterly installments, total $843 in years 2005 through 2008 and $80,459 in 2009 of which $421 was paid during the six months ended June 30, 2005. The revolver had a balance of $1,500 as of June 30, 2005. The revolving credit facility is due in 2008. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

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

      At June 30, 2005, the Term A Loan and revolving loans were bearing interest at rates of up to 1.25% plus the base rate, in the case of Base Rate Loans, and up to 2.25% plus LIBOR, in the case of Eurodollar Loans. The Term B Loan was bearing interest at rates of 1.25% plus the base rate, in the case of Base Rate Loans, and 2.25% plus LIBOR, in the case of Eurodollar Loans. At June 30, 2005, the interest rates on borrowings under the Term A Loan and the Term B Loan were 2.00% plus LIBOR (3.10%) and 2.25% plus LIBOR (3.10%), respectively, compared with 3.0% plus LIBOR (1.59%) and 3.5% plus LIBOR (1.59%), respectively, at June 30, 2004.

      As of June 30, 2005, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $56 was amortized during the six months ended June 30, 2005. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%.

      Under the Senior Credit Facility, as amended, the Company is required to comply on a quarterly basis with the following four financial covenants:

      - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.5 to 1 at June 30, 2005 to 4 to 1;

      - under the senior secured leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total secured funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from
            3.75 to 1 at June 30, 2005 to 3 to 1;

      - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments (excluding the $7,000 seller note issued in connection with the Papercon acquisition) of the Company and its consolidated subsidiaries must be equal to or greater than certain specified levels, increasing from 1.1 to 1 at June 30, 2005 to 1.2 to 1; and

      - under the net worth covenant, Packaging Dynamics' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics, and (3) 75% of the amount added to the equity of Packaging Dynamics in accordance with GAAP in connection with the Papercon acquisition.

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

      The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company ("PDOC") to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of June 30, 2005, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($107,158 as of June 30, 2005) and foreclosure on the collateral securing those obligations.

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

NOTE 8 - OPERATING SEGMENT INFORMATION

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

      The reconciliation of Segment Operating Income to the Company's consolidated financial statements is as follows:

                                                   THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------  -------------------------
                                                        2005         2004          2005           2004
                                                    ----------   ------------   -----------   -----------
Net Sales:
  Food Packaging............................        $  70,599    $    45,851    $   138,008   $    90,507
  Specialty Laminations.....................           19,952         24,597         40,095        49,187
  Elimination of Specialty Laminations
     intercompany sales                                (1,496)          (706)        (2,264)       (1,418)
                                                    ---------    -----------    -----------   -----------
       Total................................        $  89,055    $    69,742    $   175,839   $   138,276
                                                    =========    ===========    ===========   ===========
Segment Operating Income:
  Food Packaging............................        $   4,999    $     3,310    $     9,171   $     5,437
  Specialty Laminations.....................              202          2,410          1,769         4,575
                                                    ---------    -----------    -----------   -----------
Income From Operations......................            5,201          5,720         10,940        10,012
Interest expense............................           (2,043)        (1,158)        (4,131)       (2,358)
                                                    ---------    -----------    -----------   -----------
Income before income taxes..................        $   3,158    $     4,562    $     6,809   $     7,654
                                                    =========    ===========    ===========   ===========
Depreciation and Amortization:
  Food Packaging............................        $   1,584    $       899    $     3,204   $     1,922
  Specialty Laminations.....................              405            436            828           897
                                                    ---------    -----------    -----------   -----------
       Total................................        $   1,989    $     1,335    $     4,032   $     2,819
                                                    =========    ===========    ===========   ===========

NOTE 9 -- COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                       --------------------     -------------------
                                                        2005         2004        2005          2004
                                                       -------      -------     -------     -------
Net income                                             $ 1,769      $ 2,450     $ 3,791     $ 3,932
Net change in fair value of derivative instruments        (251)         148         108         (26)
                                                       -------      -------     -------     -------
Comprehensive income                                   $ 1,518      $ 2,598     $ 3,899     $ 3,906
                                                       =======      =======     =======     =======

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

LEASE COMMITMENTS

      The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipment. Future minimum rental commitments, including capital lease obligations, with noncancelable terms in excess of one year are as follows:

Year ended December 31:
2005 (third through fourth quarter).............         1,434
2006............................................         2,358
2007............................................         1,790
2008............................................         1,522
2009............................................         1,222
Thereafter......................................         3,733
                                                      --------
Total...........................................      $ 12,059
                                                      ========

      Accumulated amortization on capital leases as of June 30, 2005 is $131.

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

      On June 10, 2005, the Company's subsidiary, Papercon, Inc. ("Papercon"), received a notice and information request from the United States Environmental Protection Agency ("EPA"). The notice indicated that Papercon has been identified as a potentially-responsible-party under Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") with respect to the Constitution Road Drum Superfund Site located in Atlanta, Georgia by virtue of having allegedly sent drums, totes, or other containers to the site containing substances classified as hazardous under CERCLA. The Company is currently assessing its potential liability, if any, with respect to the site and is not currently able to estimate its potential liability. Factors which are likely to impact the Company's potential liability include, but may not be limited to, the amount and content of any hazardous substances that Papercon and other parties may have sent to the site, the ultimate cost to remediate the site and the contributions of other parties towards the cost of remediation. In addition, the Company is evaluating its rights under indemnification provisions in agreements executed in connection with the acquisition of Papercon.

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

SUMMARY AND OUTLOOK

      During the balance of 2005, the Company will be focused on, among other things, integrating the Papercon acquisition in the Food Packaging segment and addressing the ongoing sales weakness in the Specialty Laminations segment. The Company will incur additional management transition costs which are expected to be as much as $1,000 related to putting a single Food Packaging management team in place. Other priorities in each of the Company's operating segments include expanding sales of new and existing products, improving manufacturing productivity and reducing overall product costs.

      The Company is evaluating a number of specific capital investment opportunities to expand product capabilities and reduce production costs. The combination of projects which have been approved and others under consideration are expected to result in total capital expenditures of approximately $7,000 in 2005 compared to $6,081 in 2004 and an estimated normalized range of $7,000 to $8,000. The Company is also continuing its efforts to identify and pursue acquisition candidates which have the potential to expand the Company's product capabilities, market participation and geographical presence.

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

Food Packaging

                                        FOR THE THREE  MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                        ---------------------------          ------------------------
                                           JUNE 30,      JUNE 30,             JUNE 30,      JUNE 30,
                                             2005          2004                 2005         2004
                                           --------      --------             --------      --------
Net Sales............................      $ 70,599      $ 45,851             $138,008      $ 90,507
Segment Operating Income.............      $  4,999      $  3,310             $  9,171      $  5,437
Segment Operating Income Margin......           7.1%          7.2%                 6.6%          6.0%

Depreciation and Amortization........      $  1,584      $    899             $  3,204      $  1,922

      Net sales increased $24,748, or 54.0%, during the second quarter of 2005 compared to the same period in 2004 primarily due to the September 14, 2004 acquisition of Papercon as well as increased sales in key market segments.

      Segment Operating Income increased $1,689, or 51.0%, during the second quarter of 2005 compared to the same period in 2004 and Segment Operating Income margin was essentially flat between the second quarter of 2005 and the same period in 2004. The increase in Segment Operating Income was primarily due to incremental earnings from Papercon and reduced incentive compensation expense, partially offset by increased raw material costs.

      Net sales increased $47,501 or 52.5% during the six months ended June 30, 2005 compared to the same period in 2004, primarily due to the Papercon acquisition as well as increased sales in key market segments.

      Segment Operating Income for the six months ended June 30, 2005 increased $3,734, or 68.7%, compared to the same period in 2004 and Segment Operating Income margin increased to 6.6% from 6.0% during the six months ended June 30, 2005 compared to the same period in 2004. The increase in Segment Operating Income was primarily due to incremental earnings from Papercon, cost and productivity initiatives and reduced incentive compensation expense, partially offset by increased raw material costs. In addition, the first quarter of 2005 was negatively impacted by approximately $0.3 million of management severance costs.

Specialty Laminations

                                     FOR THE THREE  MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                     ---------------------------      ------------------------
                                       JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                        2005            2004            2005            2004
                                       -------         -------         -------         -------
Net Sales.........................     $19,952         $24,597         $40,095         $49,187
Segment Operating Income..........     $   202         $ 2,410         $ 1,769         $ 4,575
Segment Operating Income Margin...         1.0%            9.8%            4.4%            9.3%

Depreciation and Amortization.....     $   405         $   436         $   828         $   897

      Net sales decreased $4,645, or 18.9%, during the second quarter of 2005 compared to the same period in 2004. The decrease was primarily due to continued volume weakness for products sold into the building products market and the $1,100 charge for a product quality claim discussed below, partially offset by increased sales of other specialty lamination products.

      Segment Operating Income decreased $2,208, or 91.6%, during the second quarter of 2005 compared to the same period in 2004 and Segment Operating Income Margin decreased to 1.0% from 9.8% in the second quarter of 2005 compared to the same period in 2004. Approximately 50% of the decline in Segment Operating Income resulted from a $1,100 charge related to a customer product claim discussed below. The remainder of the decline in Segment Operating Income was primarily due to the impact of decreased sales volume.

      During the second quarter of 2005, the Company recorded a charge of $1,100 related to a product quality claim by a large building products customer in the Company's Specialty Laminations segment. The charge is comprised of products to be returned by the customer, reimbursement for costs incurred by the customer in processing certain products supplied by the Company and one third party repair claim. The claim relates to de-lamination during the customer's manufacturing process which involves the use of laminated facer material supplied by the Company. The Company has worked closely with the customer to evaluate the issues involved and make manufacturing process changes which are believed to have remedied the situation. The Company is not aware of any additional related customer or third party claims. The Company intends to analyze and evaluate the returned goods to determine whether such products have alternative uses, although there can be no assurances that there will be any alternative uses. The charge was recorded as sales returns and allowances and is reflected in "Net sales" for the Company's Specialty Laminations segment in the Company's Condensed Consolidated Statement of Operations.

      Net sales decreased $9,092 or 18.5%, during the six months ended June 30, 2005 compared to the same period in 2004. The decrease was primarily due to continued volume weakness for products sold into the building products market and the $1,100 charge for a product quality claim.

      Segment Operating Income for the six months ended June 30, 2005 decreased $2,806 or 61.3% compared to the same period in 2004 and Segment Operating Income margin decreased to 4.4% from 9.3% during the six months ended June 30, 2005 compared to the same period in 2004. The decline in Segment Operating Income was primarily due to the impact of decreased sales volume and the $1,100 customer product claim recorded in the second quarter of 2005.

INTEREST EXPENSE

      Interest expense increased $885 and $1,773 during the quarter and six months ended June 30, 2005, respectively. The increase in interest expense was primarily due to increased average outstanding indebtedness of approximately $50,000 during the quarter and six months ended June 30, 2005 compared to the same periods in 2004 and a higher average borrowing rate. The average interest rate on borrowings in the second quarter of 2005 was approximately 5.54% compared to 4.54% in the same period in 2004. The average interest rate on borrowings during the six months ended June 30, 2005 was approximately 5.61% compared to 4.54% in the same period in 2004.

INCOME TAXES

      The Company's effective tax rate on income from continuing operations was 38.5% and 39.5%, for the quarter and six months ended June 30, 2005 and 2004, respectively. The decrease in the Company's effective tax rate is due to the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.

INCOME FROM CONTINUING OPERATIONS

      Income from continuing operations was $1,943 and $2,760 for the quarters ended June 30, 2005 and 2004, respectively. The decrease in income from continuing operations of $817 or 29.6% during the quarter ended June 30, 2005 compared to 2004 was primarily due to the increased interest expense associated with the Papercon acquisition and reduced Segment Operating Income from Specialty Laminations, partially offset by increased Segment Operating Income from Food Packaging which includes incremental earnings from the Papercon acquisition.

      For the six month periods ended June 30, 2005 and 2004, income from continuing operations was $4,188 and $4,631, respectively. The decrease in income from continuing operations of $443 or 9.6% during the six months ended June 30, 2005 was primarily due to increased interest expense associated with the Papercon acquisition and decreased Segment Operating Income from Specialty Laminations, partially offset by increased Segment Operating Income from Food Packaging which includes incremental earnings from the Papercon acquisition.

DISCONTINUED OPERATIONS

      Loss from discontinued operations during the second quarter of 2005 was $174 compared to a loss of $310 in the same period in 2004. For the six months ended June 30, 2005, loss from discontinued operations was $397 compared to a loss of $699 in the same period in 2004. The net losses for 2005 represent the administrative expenses associated with the ongoing program to maintain and dispose of the Detroit property. During the balance of 2005, we will have additional costs related to our ongoing program to maintain and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, we had cash and cash equivalents of $91, and $45,321 was available under the revolving portion of the Senior Credit Facility, after taking into account $3,179 in letter of credits outstanding. Our working capital at June 30, 2005 was $30,129 compared to $29,965 at December 31, 2004.

      Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

      The Company generated $7,030 of cash from operating activities in the six months ended June 30, 2005 compared to $7,147 for the same period in 2004. Compared to the prior year, a decline in net income, an increase in cash used for operating assets and liabilities and a decrease in non-cash tax expense were nearly offset by increased non-cash depreciation and amortization expenses and reduced cash used by discontinued operations. Cash used by discontinued operations decreased significantly during the six months ended June 30, 2005 compared to the same period in 2004 as a result of a reduction in the costs to maintain and dispose of the Detroit property during 2005.

      Cash used by investing activities was $2,501 for the six months ended June 30, 2005 compared to $2,583 for the same period in 2004. This change was primarily due to decreased capital expenditures in 2005, partially offset by a cash inflow of $704 during the second quarter of 2004 related to an acquisition adjustment on the purchase of the Iuka facility. The Company is evaluating a number of specific capital investment opportunities to expand product capabilities and reduce production costs. The combination of projects which have been approved and others under consideration are expect to result in total capital expenditures of approximately $7,000 in 2005 compared to $6,081 in 2004 and an estimated normalized range of $7,000 to $8,000.

      Cash used by financing activities was $5,613 for the six months ended June 30, 2005 compared to $3,800 for the same period in 2004. The change was primarily due to higher repayment of debt and a lower cash overdraft balance at June 30, 2005. In June 2005, the Company announced a cash dividend of $0.065 per common share, $686 in the aggregate, which was paid on July 5, 2005 to shareholders of record as of June 15, 2005.

      Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 7 - Long-Term Debt and
Note 10 - Commitments and Contingencies to the financial statements. A summary of significant contractual obligations as of June 30, 2005 is included as follows:

                   LONG-TERM
                      DEBT           LEASE         NON-COMPETE         OTHER
                   MATURITIES     COMMITMENTS       AGREEMENT       COMMITMENTS       TOTAL
                   ----------    -------------      ---------       -----------      --------
2005........      $   3,171        $   1,434         $   667           $    38       $   5,310
2006........         14,092            2,358           1,333                97          17,880
2007........          8,093            1,790           1,000               103          10,986
2008........          8,343            1,522              --               110           9,975
2009........         80,459            1,222              --               117          81,798
Thereafter..             --            3,733              --               718           4,451
                  ---------        ---------         -------           -------       ---------
Total.......      $ 114,158        $  12,059         $ 3,000           $ 1,183       $ 130,400
                  =========        =========         =======           =======       =========

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

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS
154). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We use interest rate swaps, collars and caps to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of June 30, 2005, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $56 was amortized during the six months ended June 30, 2005. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

            Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a $590 asset as of June 30, 2005 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The change in the fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

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

            In addition to our responsibilities with respect to an evaluation of our disclosure controls and procedures, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, are in the process of performing the assessments required by
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC (collectively, the "Section 404 requirements"). We are not deemed to be an Accelerated Filer for 2005 and thus will not be required to include a report on management's assessment of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K until the year ending December 31, 2006. At that time, our independent auditor will also be required to attest to and report on management's assessment of the effectiveness of our internal control over financial reporting. We have been and are continuing to devote significant resources to prepare for the Section 404 requirements. There can be no assurances that once completed, management's assessment and the auditor's attestation will not report any material weaknesses in our internal control over financial reporting.

            In connection with our response to the rules pertaining to the evaluation of our disclosure controls and procedures, as well as our response to the Section 404 requirements pertaining to the assessment of our internal controls over financial reporting, we are reviewing, documenting and testing our disclosure controls and procedures and our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. For example, we are evaluating, documenting and testing our key controls over financial reporting in preparation for management's assessment under the Section

404 requirements. These efforts are likely to lead to changes in our internal controls over financial reporting, including enhanced documentation of certain of these internal controls.

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

            In 2004, the Company implemented a new enterprise wide financial accounting software system at each of its facilities except the Papercon facilities acquired in September 2004. In the second quarter of 2005, the Company implemented the financial and accounting software systems at Papercon.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

      Certain statements included in this quarterly report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Summary and Outlook, -- Financial Performance, -- Liquidity and Capital Resources, -- Recently Issued Accounting Pronouncements, and -- Quantitative and Qualitative Disclosure About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses;
(vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

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

                                    PACKAGING DYNAMICS CORPORATION

                                    By: /s/ PATRICK T. CHAMBLISS
                                    -----------------------------
                                    PATRICK T. CHAMBLISS
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

August 8, 2005