Form 10-Q
period 2005-09-30
PACKAGING DYNAMICS CORP
filed 2005-10-28
CIK 1171159

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

For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

                                 Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     At October 28, 2005, there were 10,578,064 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PACKAGING DYNAMICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                            2005           2004
                                                                       -------------   ------------
                                                                        (unaudited)
                               ASSETS
Current Assets:
   Cash and cash equivalents                                             $      7        $  1,175
   Accounts receivable trade (net of allowance for doubtful accounts
      of $672 and $825)                                                    31,320          31,174
   Inventories, net                                                        39,419          36,506
   Prepaid expenses and other assets                                        5,236           5,962
                                                                         --------        --------
      Total current assets                                                 75,982          74,817
                                                                         --------        --------
Property, Plant and Equipment
   Property, plant and equipment                                           84,777          80,978
   Less-Accumulated depreciation                                          (34,649)        (29,284)
                                                                         --------        --------
      Total property, plant and equipment                                  50,128          51,694
                                                                         --------        --------
Other Assets:
   Goodwill                                                                81,263          81,263
   Intangibles and other assets, net                                       19,946          20,893
                                                                         --------        --------
      Total other assets                                                  101,209         102,156
                                                                         --------        --------
Total Assets                                                             $227,319        $228,667
                                                                         ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                  $ 13,843        $  6,093
   Accounts payable and other                                              25,255          27,132
   Accrued salary and wages                                                 2,655           3,420
   Other accrued liabilities                                                9,411           8,207
                                                                         --------        --------
      Total current liabilities                                            51,164          44,852

Long-term Debt                                                            100,054         110,386
Other Liabilities                                                           4,990           7,592
Deferred Income Taxes                                                      16,747          15,975
                                                                         --------        --------
Total Liabilities                                                         172,955         178,805
                                                                         --------        --------
Commitments and Contingencies
                                                                         --------        --------
Stockholders' Equity:
   Commonstock, $.01 par value - 40,000,000 shares authorized;
      10,567,664 and 10,514,837 shares issued and outstanding at
      September 30, 2005 and December 31, 2004, respectively                  106             105
   Preferred stock, $.01 par value - 5,000,000 shares authorized; no
      shares issued and outstanding                                            --              --
   Paid in capital in excess of par value                                  58,096          57,570
   Accumulated other comprehensive income                                     815             486
   Accumulated deficit                                                     (4,653)         (8,299)
                                                                         --------        --------
      Total stockholders' equity                                           54,364          49,862
                                                                         --------        --------
Total Liabilities and Stockholders' Equity                               $227,319        $228,667
                                                                         ========        ========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                -----------------------------   -----------------------------
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     2005            2004            2005            2004
                                                -------------   -------------   -------------   -------------
Net sales                                        $    93,015     $    74,314     $   268,854     $   212,590
   Cost of goods sold                                 80,544          63,856         232,706         182,905
                                                 -----------     -----------     -----------     -----------
Gross profit                                          12,471          10,458          36,148          29,685
   Operating expenses                                  7,048           5,098          19,785          14,313
                                                 -----------     -----------     -----------     -----------
Operating income                                       5,423           5,360          16,363          15,372
   Interest expense                                    2,095           1,533           6,226           3,891
                                                 -----------     -----------     -----------     -----------
Income before income taxes                             3,328           3,827          10,137          11,481
   Income tax provision                                1,281           1,512           3,902           4,535
                                                 -----------     -----------     -----------     -----------
Income from continuing operations                      2,047           2,315           6,235           6,946
Loss from discontinued operations, net of tax           (137)           (122)           (534)           (821)
                                                 -----------     -----------     -----------     -----------
Net income                                       $     1,910     $     2,193     $     5,701     $     6,125
                                                 ===========     ===========     ===========     ===========
Income (loss) per share:
   Basic:
      Continuing operations                      $      0.19     $      0.24     $      0.59     $      0.71
      Discontinued operations                          (0.01)          (0.02)          (0.05)          (0.08)
                                                 -----------     -----------     -----------     -----------
         Net income                              $      0.18     $      0.22     $      0.54     $      0.63
                                                 ===========     ===========     ===========     ===========
   Diluted:
      Continuing operations                      $      0.19     $      0.23     $      0.57     $      0.69
      Discontinued operations                          (0.02)          (0.01)          (0.05)          (0.08)
                                                 -----------     -----------     -----------     -----------
         Net income                              $      0.17     $      0.22     $      0.52     $      0.61
                                                 ===========     ===========     ===========     ===========
Cash dividend declared per share:                $     0.065     $     0.050     $     0.195     $     0.150
                                                 ===========     ===========     ===========     ===========
Weighted average shares outstanding:
   Basic                                          10,553,995       9,826,431      10,542,052       9,730,166
                                                 ===========     ===========     ===========     ===========
   Diluted                                        10,937,699      10,187,034      10,932,470      10,060,247
                                                 ===========     ===========     ===========     ===========

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                      -----------------------------
                                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                                           2005            2004
                                                                                      -------------   -------------
Cash flows from operating activities:
   Net income                                                                           $  5,701        $  6,125
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization                                                        6,069           4,347
      Amortization and write-off of deferred finance costs                                   482             265
      (Gain)/Loss on disposal of assets                                                       --            (538)
      Provision for doubtful accounts                                                       (153)            200
      Deferred income taxes                                                                  949           3,802
      Changes in operating assets and liabilities:
      Accounts receivable                                                                      8          (2,395)
      Inventories                                                                         (2,913)         (1,448)
      Other assets                                                                           816            (185)
      Accounts payable and accrued liabilities                                            (4,729)          1,731
                                                                                        --------        --------
         Net cash from continuing operating activities                                     6,230          11,904
         Net cash used by discontinued operating activities                                 (208)         (1,668)
                                                                                        --------        --------
         Net cash from operating activities                                                6,022          10,236
                                                                                        --------        --------

Cash flows used by investing activities:
      Additions to property, plant and equipment                                          (3,797)         (4,675)
      Acquisitions, net of cash acquired                                                      --         (23,007)
      Restricted cash in connection with acquisitions of subsidiary                           --         (21,554)
                                                                                        --------        --------
         Net cash used by continuing investing activities                                 (3,797)        (49,236)
         Net cash from discontinued investing activities                                      --             537
                                                                                        --------        --------
         Net cash used by investing activities                                            (3,797)        (48,699)
                                                                                        --------        --------

Cash flows from (used by) financing activities:
      Principal payments for loan obligations                                             (4,382)         (4,411)
      Proceeds from loan obligations                                                          --          45,000
      Proceeds under revolving line of credit                                             60,000          69,500
      Repayments under revolving line of credit                                          (58,200)        (48,300)
      Payment of dividends to stockholders                                                (2,055)         (1,452)
      Payment of financing costs                                                            (157)           (662)
      Other, net                                                                           1,401              80
                                                                                        --------        --------
         Net cash from (used by) financing activities                                     (3,393)         59,755
                                                                                        --------        --------

Net increase (decrease) in cash and cash equivalents                                      (1,168)         21,292
Cash and cash equivalents at beginning of period                                           1,175             453
                                                                                        --------        --------
Cash and cash equivalents at end of period                                              $      7        $ 21,745
                                                                                        ========        ========
Non-cash investing and financing activities:
      Common stock issued in connection with the acquisition of subsidiary                              $ 11,575
      Debt issued in connection with the acquisition of subsidiary                                         7,000
      Non-compete agreement issued in connection with the acquisition of subsidiary                        3,698

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       ACCUMULATED
                                            COMMON STOCK                                  OTHER
                                        -------------------   PAID IN   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                          SHARES     AMOUNT   CAPITAL     DEFICIT         INCOME          EQUITY          INCOME
                                        ----------   ------   -------   -----------   -------------   -------------   -------------
Balance at December 31, 2003             9,681,504    $ 97    $46,003    $(14,900)         $190          $31,390
   Net income                                                               8,778                          8,778          $8,778
   Issuance of common stock                833,333       8     11,567                                     11,575
   Other comprehensive income:
      Net change in fair value of
         derivative instruments,
         net of income taxes of $193                                                        296              296             296
                                                                                                                          ------
            Comprehensive Income                                                                                          $9,074
                                                                                                                          ======
   Cash dividend ($.22 per share)                                          (2,177)                        (2,177)
                                        ----------    ----    -------    --------          ----          -------
Balance at December 31, 2004            10,514,837    $105    $57,570    $ (8,299)         $486          $49,862

      Net income                                                            5,701                          5,701          $5,701
   Issuance of common stock                 52,827       1        526                                        527
   Other comprehensive income:
      Net change in fair value of
         derivative instruments,
         net of  income taxes of $206                                                       329              329             329
                                                                                                                          ------
            Comprehensive Income                                                                                          $6,030
                                                                                                                          ======
   Cash dividend ($.195 per share)                                         (2,055)                        (2,055)
                                        ----------    ----    -------    --------          ----          -------
Balance at September 30, 2005           10,567,664    $106    $58,096    $ (4,653)         $815          $54,364
                                        ==========    ====    =======    ========          ====          =======

         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

GENERAL

     In the opinion of management, the information in the accompanying unaudited condensed consolidated financial statements reflects a fair statement of the results of operations, cash flows and stockholders' equity for the three and nine months ended September 30, 2005 and 2004 and the financial position at September 30, 2005. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2004. The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with our audited annual consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options (383,704 and 360,603 for the three months ended September 30, 2005 and 2004, respectively and 390,418 and 330,081 for the nine months ended September 30, 2005 and 2004, respectively).

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

     The following table details the calculation of basic and diluted earnings per share for continuing operations:

                                             FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                             --------------------------   -------------------------
                                                  2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
Income from continuing operations ........    $     2,047   $     2,315   $     6,235   $     6,946
                                              ===========   ===========   ===========   ===========
Weighted average shares used to determine
   basic earnings per share from
   continuing operations .................     10,553,995     9,826,431    10,542,052     9,730,166
Common stock equivalents .................        383,704       360,603       390,418       330,081
                                              -----------   -----------   -----------   -----------
Weighted average shares used to determine
   diluted earnings per share from
   continuing operations .................     10,937,699    10,187,034    10,932,470    10,060,247
                                              ===========   ===========   ===========   ===========
Basic earnings per share from continuing
   operations ............................    $      0.19   $      0.24   $      0.59   $      0.71
                                              ===========   ===========   ===========   ===========
Diluted earnings per share from continuing
   operations ............................    $      0.19   $      0.23   $      0.57   $      0.69
                                              ===========   ===========   ===========   ===========

     Excluded from the computations of diluted earnings per share were options to purchase 405 and 361 shares of common stock for the third quarter and nine months ended September 30, 2005, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

DERIVATIVES AND OTHER COMPREHENSIVE INCOME (LOSS)

     The Company maintains interest rate derivative instruments (typically swaps, collars and caps) that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity through accumulated other comprehensive income. Such instruments are recorded at fair value, and at September 30, 2005 and December 31, 2004, the fair value approximates an asset of $922 and $471, respectively, which is included in other current assets within the accompanying condensed consolidated balance sheet. Changes in fair value, based upon the amount at which the instrument could be settled with a third party, are recorded in other comprehensive income only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statement of operations. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company's interest rate instruments were a net asset of $922 and $471 at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, the fair value of the remaining amounts payable under a non-compete agreement (eight quarterly payments totaling $2,667) was estimated to be $2,525. Also at September 30, 2005, the fair value of a $7,000 note payable on September 14, 2006 and bearing a 5% annual interest rate payable quarterly approximates recorded value.

PAPERCON ACQUISITION

     On September 14, 2004, the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc. from the sole shareholder (the "Seller") pursuant to an acquisition agreement dated August 6, 2004. 3141276 Canada Inc. was a Canadian corporation and the ultimate parent holding company of Papercon, Inc. (Papercon, Inc. and 3141276 Canada Inc. are collectively referred to as "Papercon"), a Georgia corporation, which conducts all of Papercon's business operations. During the third quarter of 2005, the Company resolved the net asset purchase price with the Seller and finalized the purchase price allocation, resulting in no change to goodwill.

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

     The following table details selected income statement information for the Specialty Paper operation.

                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                              ------------------   -----------------
                                 2005    2004        2005     2004
                                -----   -----       -----   -------
Sales
   External ...............     $  --   $  --       $  --   $    --
   Intercompany ...........        --      --          --        --
   Discounts & Returns ....        --      --          --        --
                                -----   -----       -----   -------
   Net Sales ..............     $  --   $  --       $  --   $    --
                                =====   =====       =====   =======
Operating loss ............     $(223)  $(201)      $(868)  $(1,357)
Interest expense ..........        --      --          --        --
                                -----   -----       -----   -------
Loss before income taxes ..      (223)   (201)       (868)   (1,357)
Income tax benefit ........        86      79         334       536
                                -----   -----       -----   -------
Net loss ..................     $(137)  $(122)      $(534)  $  (821)
                                =====   =====       =====   =======

     The net loss for the three and nine months ended September 30, 2005 represents approximately $223 and $868, respectively, of pretax administrative costs associated with the ongoing program to maintain and dispose of the Detroit property. The Company is working towards a resolution of the Detroit property.

     The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2005           2004
                                                  -------------   ------------
Accounts receivable trade (net of allowance
   for doubtful accounts of $22 and $45,
   respectively) ..............................       $    5         $    4
Other current assets ..........................           75            138
                                                      ------         ------
Total assets of discontinued operations .......       $   80         $  142
                                                      ======         ======
Accounts payable ..............................       $   45         $  156
Accrued liabilities ...........................        1,229          1,388
                                                      ------         ------
Total liabilities of discontinued operations ..       $1,274         $1,544
                                                      ======         ======

     A summary of the changes in the reserves related to the Company's exit from the Specialty Paper operation is as follows:

                                    SEVERANCE    PENSION
                                   AND BENEFIT    CHARGE    TOTAL
                                   -----------   -------   -------
Balance at December 31, 2003 ...     $   951      $  816   $ 1,767
   Charges to expense ..........         228         398       626
   Cash payments ...............      (1,064)         --    (1,064)
                                     -------      ------   -------
Balance at December 31, 2004 ...     $   115      $1,214   $ 1,329
                                     -------      ------   -------
   Charges to expense ..........         221          --       221
   Cash payments ...............        (304)        (53)     (357)
                                     -------      ------   -------
Balance at September 30, 2005 ..     $    32      $1,161   $ 1,193
                                     =======      ======   =======

NOTE 4--GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets at September 30, 2005 consist of the following:

                                                  Weighted
                                                Average Life   Carrying   Accumulated
                                                   (Years)      Amount    Amortization     Net
                                                ------------   --------   ------------   -------
Intangible assets subject to amortization
   Customer contracts and relationships .....       19.4       $ 10,880      $  927      $ 9,953
   Covenants not to compete .................        9.6          4,014         633        3,381
                                                               --------      ------      -------
                                                               $ 14,894      $1,560      $13,334
Intangible assets not subject to amortization
   Trademarks and trade names ...............                  $  4,800      $   --      $ 4,800
   Goodwill .................................                    81,263          --       81,263
                                                               --------      ------      -------
                                                               $ 86,063      $   --      $86,063
                                                               --------      ------      -------
Total intangible assets and goodwill                           $100,957      $1,560      $99,397
                                                               ========      ======      =======

     Amortization expense for intangible assets subject to amortization was $228 and $57 for the three months and $703 and $160 for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense for the remainder of 2005 and years 2006, 2007, 2008, 2009 and 2010 is estimated to be $226, $906, $906, $906, $904 and $904, respectively.

NOTE 5--STOCK BASED COMPENSATION

     At September 30, 2005, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") defines a fair value based method of accounting for employees' stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25. The Company's stock-based compensation plans are accounted for under the intrinsic value based method. No compensation expense is reflected in net income in the three and nine months ended September 30, 2005 and September 30, 2004, as all options granted under the plan had an exercise price that was equal to the market price on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.

                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                            ------------------  -----------------
                                               2005     2004      2005     2004
                                              ------   ------    ------   ------
Net Income ..............................     $1,910   $2,193    $5,701   $6,125
Deduct: Stock-based employee compensation
   expense determined under fair value
   based method .........................        (90)    (210)     (255)    (653)
                                              ------   ------    ------   ------
Pro forma net income ....................     $1,820   $1,983    $5,446   $5,472
                                              ======   ======    ======   ======
Income per share:
   Basic - as reported ..................     $ 0.18   $ 0.22    $ 0.54   $ 0.63
                                              ======   ======    ======   ======
   Basic - proforma .....................     $ 0.17   $ 0.20    $ 0.52   $ 0.56
                                              ======   ======    ======   ======
   Diluted - as reported ................     $ 0.17   $ 0.22    $ 0.52   $ 0.61
                                              ======   ======    ======   ======
   Diluted - proforma ...................     $ 0.17   $ 0.19    $ 0.50   $ 0.54
                                              ======   ======    ======   ======

     The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following assumptions:

                               September 30,   September 30,
                                    2005            2004
                               -------------   -------------
Expected option life (years)          5               5
Risk-free weighted average
interest rate                      3.95%           2.92%
Stock price volatility             27.5%           27.5%
Dividend yield                      1.9%            1.9%

NOTE 6--INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at September 30, 2005 and December 31, 2004 consist of the following:

                       September 30,   December 31,
                            2005           2004
                       -------------   ------------
Raw materials             $19,791         $18,609
Work-in-process             3,623           3,580
Finished goods             16,306          14,608
                          -------         -------
                           39,720          36,797
Obsolescence reserve         (301)           (291)
                          -------         -------
Net                       $39,419         $36,506
                          =======         =======

NOTE 7--LONG-TERM DEBT

     Long-term debt at September 30, 2005 and December 31, 2004 consists of the following:

                                       September 30,   December 31,
                                            2005           2004
                                       -------------   ------------
Senior Credit Facility:
   Term A Loan                           $ 21,000        $ 24,750
   Term B Loan                             83,197          83,829
   Revolving credit loan                    2,700             900
Seller note payable                         7,000           7,000
                                         --------        --------
   Subtotal                               113,897         116,479
Current maturities of long term debt      (13,843)         (6,093)
                                         --------        --------
Long-term debt                           $100,054        $110,386
                                         ========        ========

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

     As of September 30, 2005, the Term A Loan had a balance of $21,000 and will mature in 2008. The required aggregate annual payments, payable in quarterly installments, total $5,250, $6,250, $7,250 and $6,000 in years 2005 through 2008, respectively, of which $3,750 was paid during the nine months ended September 30, 2005. As of September 30, 2005, the Term B Loan had a balance of $83,197 and will mature in 2009. The aggregate annual payments, payable in equal quarterly installments, total $843 in years 2005 through 2008 and $80,459 in 2009 of which $632 was paid during the nine months ended September 30, 2005. The revolver had a balance of $2,700 as of

September 30, 2005. The revolving credit facility is due in 2008. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

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

     At September 30, 2005, the Term A Loan and revolving loans were bearing interest at rates of up to 1.25% plus the base rate, in the case of Base Rate Loans, and up to 2.25% plus LIBOR, in the case of Eurodollar Loans. The Term B Loan was bearing interest at rates of 1.25% plus the base rate, in the case of Base Rate Loans, and 2.25% plus LIBOR, in the case of Eurodollar Loans. At September 30, 2005, the interest rates on borrowings under the Term A Loan and the Term B Loan were 2.00% plus LIBOR (3.49%) and 2.25% plus LIBOR (3.49%), respectively, compared with 3.0% plus LIBOR (1.59%) and 3.0% plus LIBOR (1.59%), respectively, at September 30, 2004.

     As of September 30, 2005, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $83 was amortized during the nine months ended September 30, 2005. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%.

     Under the Senior Credit Facility, as amended, the Company is required to comply on a quarterly basis with the following four financial covenants:

     - under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.5 to 1 at September 30, 2005 to 4 to 1;

     - under the senior secured leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total secured funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 3.75 to 1 at September 30, 2005 to 3 to 1;

     - under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments (excluding the $7,000 seller note issued in connection with the Papercon acquisition) of the Company and its consolidated subsidiaries must be equal to or greater than certain specified levels, increasing from 1.1 to 1 at September 30, 2005 to
          1.2 to 1; and

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

     The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company ("PDOC") to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of September 30, 2005, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($106,897 as of September 30, 2005) and foreclosure on the collateral securing those obligations.

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

NOTE 8 - OPERATING SEGMENT INFORMATION

     Our continuing operations operate within, and sell to customers throughout, the U.S., Canada and Europe in two operating segments - Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as in the production of insulation and other products for the building materials market. Corporate administrative expenses are allocated to the segments on a direct basis where appropriate with the remainder being allocated based on revenues.

     The reconciliation of Segment Operating Income to the Company's consolidated financial statements is as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------   -------------------------------
                                                   2005      2004                    2005       2004
                                                 -------   -------                 --------   --------
Net Sales:
   Food Packaging .....................          $71,597   $49,889                 $209,605   $140,396
   Specialty Laminations ..............           22,874    25,305                   62,969     74,492
   Elimination of Specialty Laminations
      intercompany sales ..............           (1,456)     (880)                  (3,720)    (2,298)
                                                 -------   -------                 --------   --------
      Total ...........................          $93,015   $74,314                 $268,854   $212,590
                                                 =======   =======                 ========   ========

Segment Operating Income:
   Food Packaging .....................          $ 4,437   $ 2,929                 $ 13,608   $  8,366
   Specialty Laminations ..............              986     2,430                    2,755      7,005
                                                 -------   -------                 --------   --------
      Total ...........................            5,423     5,359                   16,363     15,371
Gain on sale of assets ................               --         1                       --          1
                                                 -------   -------                 --------   --------
Operating income ......................            5,423     5,360                   16,363     15,372
Interest expense ......................           (2,095)   (1,533)                  (6,226)    (3,891)
                                                 -------   -------                 --------   --------
Income before income taxes ............          $ 3,328   $ 3,827                 $ 10,137   $ 11,481
                                                 =======   =======                 ========   ========

Depreciation and Amortization:
   Food Packaging .....................          $ 1,597   $ 1,111                 $  4,802   $  3,033
   Specialty Laminations ..............              440       417                    1,267      1,314
                                                 -------   -------                 --------   --------
      Total ...........................          $ 2,037   $ 1,528                 $  6,069   $  4,347
                                                 =======   =======                 ========   ========

NOTE 9--COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------   -----------------
                                                        2005     2004       2005     2004
                                                       ------   ------     ------   ------
Net income                                             $1,910   $2,193     $5,701   $6,125
Net change in fair value of derivative instruments        221      191        329      165
                                                       ------   ------     ------   ------
Comprehensive income                                   $2,131   $2,384     $6,030   $6,290
                                                       ======   ======     ======   ======

          Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists entirely of unrecognized gains and losses on derivatives.

NOTE 10--COMMITMENTS AND CONTINGENCIES

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

LEASE COMMITMENTS

     The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipment. Future minimum rental commitments, including capital lease obligations, with noncancelable terms in excess of one year are as follows:

Year ended December 31:
-----------------------
2005 (fourth quarter) ...       648
2006 ....................     2,377
2007 ....................     1,884
2008 ....................     1,542
2009 ....................     1,241
Thereafter ..............     3,820
                            -------
Total ...................   $11,512
                            =======

     Accumulated amortization on capital leases as of September 30, 2005 is $150.

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

     We will continue to have additional costs related to our ongoing program to maintain and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

     Papercon has been identified as a potentially-responsible-party ("PRP") under Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") with respect to the Constitution Road Drum Superfund Site located in Atlanta, Georgia by virtue of having allegedly sent drums, totes, or other containers to the site containing substances classified as hazardous under CERCLA. During the third quarter of 2005, the Company and other PRPs formed the Constitution Road PRP Group to develop a plan to resolve liabilities of the members at the site. The plan may include activities such as negotiation with United States Environmental Protection Agency ("EPA"), evaluation of cleanup alternatives, as well as hiring contractors to do cleanup work at the site. The Company has established a reserve of $300 related to its estimate of the Company's obligations with respect to this site. However, there can be no assurances that this reserve will be adequate. Factors which are likely to impact the Company's potential liability include, but may not be limited to, the amount and content of any hazardous substances that Papercon and other parties may have sent to the site, the ultimate cost to remediate the site and the contributions of other parties towards the cost of remediation. In addition, the Company is evaluating its rights under indemnification provisions in agreements executed in connection with the acquisition of Papercon.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Pursuant to an acquisition agreement (the "Acquisition Agreement") dated August 6, 2004, Packaging Dynamics acquired 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc., the parent holding company of Papercon, from its sole shareholder (the "Seller"). The acquisition closed on September 14, 2004. Prior to the Papercon acquisition, the Seller was not affiliated with the Company. Effective with the closing, the Seller became an officer of the Company. In connection with the Papercon acquisition, the Company entered into the Acquisition Agreement and several related agreements with the Seller. Certain of these agreements obligate the Company to make payments to, or take other action for the benefit, of the Seller as discussed below. Pursuant to the Acquisition Agreement, Packaging Dynamics acquired Papercon for aggregate consideration of approximately $66,421, net of $22,650 of cash acquired.

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

SUMMARY AND OUTLOOK

     During the balance of 2005, the Company will be focused on, among other things, achieving price increases in response to rising raw material, energy and transportation costs as well as addressing the ongoing sales weakness in the Specialty Laminations segment. Other priorities in each of the Company's operating segments include expanding sales of new and existing products, improving manufacturing productivity and reducing manufacturing costs.

     The Company is evaluating a number of specific capital investment opportunities to expand product capabilities and reduce production costs. The combination of projects which have been approved and others under consideration are expected to result in total capital expenditures of approximately $7,500 to $8,500 in 2005 and $9,000 to $11,000 in 2006 compared to $6,081 in 2004 and an estimated normalized range of $7,000 to $8,000. The Company is also continuing its efforts to identify and pursue acquisition candidates which have the potential to expand the Company's product capabilities, market participation and geographical presence.

FINANCIAL PERFORMANCE

     Our continuing operations are comprised of two operating segments - Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as in the production of insulation and other products for the building materials market. Our discontinued operation is the Specialty Paper segment which we exited during 2003 in connection with our decision to shut down the Detroit Paper mill.

     The Company's management reporting system measures segment operating performance based on Segment Operating Income. Certain items, such as asset sales and disposals are excluded from Segment Operating Income. Corporate administrative expenses are allocated to the segments on a direct basis where appropriate with the remainder being allocated based on revenues.

Food Packaging

                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                 -----------------------------   ----------------------------
                                 September 30,   September 30,   September 30,  September 30,
                                      2005           2004            2005            2004
                                 -------------   -------------   -------------  -------------
Net Sales ....................      $71,597         $49,889         $209,605       $140,396
Segment Operating Income .....      $ 4,437         $ 2,929         $ 13,608       $  8,366
Segment Operating Income .....
   Margin ....................          6.2%            5.9%             6.5%           6.0%

Depreciation and
   Amortization ..............      $ 1,597         $ 1,111         $  4,802       $  3,033

     Net sales increased $21,708, or 43.5%, during the third quarter of 2005 compared to the same period in 2004 primarily due to the September 14, 2004 acquisition of Papercon as well as increased sales in key market segments.

     Segment Operating Income increased $1,508, or 51.5%, during the third quarter of 2005 compared to the same period in 2004 and Segment Operating Income margin increased to 6.2% from 5.9% during the third quarter of 2005 compared to the same period in 2004. The increase in Segment Operating Income was primarily due to incremental earnings from Papercon and reduced incentive compensation expense, partially offset by increased raw material costs. In addition, the third quarter of 2005 was negatively impacted by $699 of management severance and hiring costs. The third quarter of 2004 was negatively impacted by $234 related to fair value adjustments to inventory in connection with purchase accounting for the Papercon acquisition.

     Net sales increased $69,209 or 49.3% during the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to the Papercon acquisition as well as increased sales in key market segments.

     Segment Operating Income for the nine months ended September 30, 2005 increased $5,242, or 62.7%, compared to the same period in 2004 and Segment Operating Income margin increased to 6.5% from 6.0% during the nine months ended September 30, 2005 compared to the same period in 2004. The increase in Segment Operating Income was primarily due to incremental earnings from Papercon, cost and productivity improvement initiatives and reduced incentive compensation expense, partially offset by increased raw material costs. In addition, the 2005 result was negatively impacted by $1,019 of management severance and hiring costs related to forming a single management team for the Food Packaging segment. The 2004 result was negatively impacted by $234 related to fair value adjustments to inventory in connection with purchase accounting for the Papercon acquisition.

Specialty Laminations

                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                 -----------------------------   -----------------------------
                                 September 30,   September 30,   September 30,   September 30,
                                      2005           2004            2005             2004
                                 -------------   -------------   -------------   -------------
Net Sales ....................      $22,874         $25,305        $62,969          $74,492
Segment Operating Income .....      $   986         $ 2,430        $ 2,755          $ 7,005
Segment Operating Income
   Margin ....................          4.3%            9.6%           4.4%             9.4%

Depreciation and
   Amortization ..............      $   440         $   417        $ 1,267          $ 1,314

     Net sales decreased $2,431, or 9.6%, during the third quarter of 2005 compared to the same period in 2004. The decrease was primarily due to continued volume weakness for products sold into the building products market.

     Segment Operating Income decreased $1,444, or 59.4%, during the third quarter of 2005 compared to the same period in 2004 and Segment Operating Income Margin decreased to 4.3% from 9.6% in the third quarter of 2005 compared to the same period in 2004. The decrease in Segment Operating Income was primarily due to continued volume weakness for products sold into the building products market, increased raw material costs and $192 of management severance costs during the third quarter of 2005.

     Net sales decreased $11,523 or 15.5%, during the nine months ended September 30, 2005 compared to the same period in 2004. The decrease was primarily due to continued volume weakness for products sold into the building products market and the $1,100 charge for a product quality claim discussed below.

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

     Segment Operating Income for the nine months ended September 30, 2005 decreased $4,250 or 60.7% compared to the same period in 2004 and Segment Operating Income margin decreased to 4.4% from 9.4% during the nine months ended September 30, 2005 compared to the same period in 2004. The decline in Segment Operating Income was primarily due to the impact of decreased sales volume and the $1,100 customer product claim recorded in the second quarter of 2005 as well as increased raw material costs and $192 of management severance costs during the third quarter of 2005.

INTEREST EXPENSE

     Interest expense increased $562 and $2,335 during the quarter and nine months ended September 30, 2005, respectively. The increase in interest expense was primarily due to increased average outstanding indebtedness of approximately $38,000 during the quarter ended September 30, 2005 and $45,000 during the nine months ended September 30, 2005 compared to the same periods in 2004 and a higher average borrowing rate. The average interest rate on borrowings in the third quarter of 2005 was approximately 5.84% compared to 4.94% in the same period in 2004. The average interest rate on borrowings during the nine months ended September 30, 2005 was approximately 5.69% compared to 4.66% in the same period in 2004.

INCOME TAXES

     The Company's effective tax rate on income from continuing operations was 38.5% and 39.5%, for the quarter and nine months ended September 30, 2005 and 2004, respectively. The decrease in the Company's effective tax rate during 2005 is due to the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.

INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations was $2,047 and $2,315 for the quarters ended September 30, 2005 and 2004, respectively. The decrease in income from continuing operations of $268 or 11.6% during the quarter ended September 30, 2005 compared to 2004 was primarily due to the increased interest expense associated with the Papercon acquisition and reduced Segment Operating Income from Specialty Laminations, partially offset by increased Segment Operating Income from Food Packaging which includes incremental earnings from the Papercon acquisition.

     For the nine month periods ended September 30, 2005 and 2004, income from continuing operations was $6,235 and $6,946, respectively. The decrease in income from continuing operations of $711 or 10.2% during the nine months ended September 30, 2005 was primarily due to increased interest expense associated with the Papercon acquisition and decreased Segment Operating Income from Specialty Laminations, partially offset by increased Segment Operating Income from Food Packaging which includes incremental earnings from the Papercon acquisition.

DISCONTINUED OPERATIONS

     Loss from discontinued operations during the third quarter of 2005 was $137 compared to a loss of $122 in the same period in 2004. For the nine months ended September 30, 2005, loss from discontinued operations was $534 compared to a loss of $821 in the same period in 2004. The net losses for 2005 represent the administrative expenses associated with the ongoing program to maintain and dispose of the Detroit property. We will continue to have additional costs related to our ongoing program to maintain and dispose of the Detroit property, although the total amount of such costs are not currently estimable. There can be no assurance, however, that items will not require additional expenditures beyond those that are anticipated and that additional expenditures, if any, would not have a material adverse effect on our operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005, we had cash and cash equivalents of $7, and $44,121 was available under the revolving portion of the Senior Credit Facility, after taking into account $3,179 in letter of credits outstanding. Our working capital at September 30, 2005 was $24,818 compared to $29,965 at December 31, 2004.

     Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

     The Company generated $6,022 of cash from operating activities in the nine months ended September 30, 2005 compared to $10,236 for the same period in 2004. The decrease in cash from operating activities is primarily due to a decrease in non-cash tax expense and an increase in cash used for operating assets and liabilities, partially offset by an increase in non-cash depreciation and amortization expenses and a decrease in cash used by discontinued operations. Cash used by discontinued operations decreased significantly during the nine months ended September 30, 2005 compared to the same period in 2004 as a result of a reduction in the costs to maintain and dispose of the Detroit property during 2005.

     Cash used by investing activities was $3,797 for the nine months ended September 30, 2005 compared to $48,699 for the same period in 2004. This change was primarily due to $23,711 paid in connection with the Papercon acquisition offset by the receipt of $704 related to Iuka purchase price adjustment in 2004, and $21,554 transfer of cash to restricted cash in connection with the Papercon acquisition in 2004, partially offset by decreased capital expenditures in 2005. The Company is evaluating a number of specific capital investment opportunities to expand product capabilities and reduce production costs. The combination of projects which have been approved and others under consideration are expect to result in total capital expenditures of approximately $7,500 to $8,500 in 2005 and $9,000 to $11,000 in 2006, compared to $6,081 in 2004 and an estimated normalized range of $7,000 to $8,000.

     Cash used by financing activities was $3,393 for the nine months ended September 30, 2005 compared to cash from financing activities of $59,755 for the same period in 2004. The change was primarily due to borrowings in connection with the acquisition of Papercon during 2004. In September 2005, the Company announced a cash dividend of $0.065 per common share, $686 in the aggregate, which was paid on October 3, 2005 to shareholders of record as of September 15, 2005.

     Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 7 - Long-Term Debt and
Note 10 - Commitments and Contingencies to the financial statements. A summary of significant contractual obligations as of September 30, 2005 is included as follows:

                LONG-TERM
                  DEBT         LEASE      NON-COMPETE      OTHER
               MATURITIES   COMMITMENTS    AGREEMENT    COMMITMENTS     TOTAL
               ----------   -----------   -----------   -----------   --------
2005........    $  1,711      $   648        $  333        $   23     $  2,715
2006........      14,092        2,377         1,334            97       17,900
2007........       8,092        1,884         1,000           104       11,080
2008........       9,543        1,542            --           111       11,196
2009........      80,459        1,241            --           118       81,818
Thereafter..          --        3,820            --           708        4,528
                --------      -------        ------        ------     --------
Total.......    $113,897      $11,512        $2,667        $1,161     $129,237
                ========      =======        ======        ======     ========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use interest rate swaps, collars and caps to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of September 30, 2005, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $83 was amortized during the nine months ended September 30, 2005. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

     Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a $922 asset as of September 30, 2005 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The change in the fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

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

     In addition to our responsibilities with respect to an evaluation of our disclosure controls and procedures, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, are in the process of performing the assessments required by
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC (collectively, the "Section 404 requirements"). We are not deemed to be an Accelerated Filer for 2005 and thus the earliest we will be required to include a report on management's assessment of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K will be the year ending December 31, 2006. When applicable, our independent registered public accounting firm will also be required to attest to and report on management's assessment of the effectiveness of our internal control over financial reporting. We have been and are continuing to devote significant resources to prepare for the Section 404 requirements. There can be no assurances that once completed, management's assessment and the independent registered public accounting firm's attestation will not report any material weaknesses in our internal control over financial reporting.

     In connection with our response to the rules pertaining to the evaluation of our disclosure controls and procedures, as well as our response to the
Section 404 requirements pertaining to the assessment of our internal control over financial reporting, we are reviewing, documenting and testing our disclosure controls and procedures and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. For example, we are evaluating, documenting and testing our key controls over financial reporting in preparation for management's assessment under the Section 404 requirements. These efforts are likely to lead to changes in our internal control over financial reporting, including enhanced documentation of certain of these internal controls.

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

     Papercon has been identified as a potentially-responsible-party ("PRP") under Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") with respect to the Constitution Road Drum Superfund Site located in Atlanta, Georgia by virtue of having allegedly sent drums, totes, or other containers to the site containing substances classified as hazardous under CERCLA. During the third quarter of 2005, the Company and other PRPs formed the Constitution Road PRP Group to develop a plan to resolve liabilities of the members at the site. The plan may include activities such as negotiation with United States Environmental Protection Agency ("EPA"), evaluation of cleanup alternatives, as well as hiring contractors to do cleanup work at the site. The Company has established a reserve of $300 related to its estimate of the Company's obligations with respect to this site. However, there can be no assurances that this reserve will be adequate. Factors which are likely to impact the Company's potential liability include, but may not be limited to, the amount and content of any hazardous substances that Papercon and other parties may have sent to the site, the ultimate cost to remediate the site and the contributions of other parties towards the cost of remediation. In addition, the Company is evaluating its rights under indemnification provisions in agreements executed in connection with the acquisition of Papercon.

ITEM 6. EXHIBITS

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

                                        PACKAGING DYNAMICS CORPORATION


                                        By: /s/ PATRICK T. CHAMBLISS
                                            ------------------------------------
                                            PATRICK T. CHAMBLISS
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

October 28, 2005