Form 10-K
period 2005-12-31
PACKAGING DYNAMICS CORP
filed 2006-03-20
CIK 1171159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 Commission file number 000-49741

PACKAGING DYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	32-0009217 (I.R.S. Employer Identification No.)
3900 West 43rd Street Chicago, Illinois (Address of Principal Executive Office)	60632 (Zip Code)

Registrant’s telephone number, including area code:
(773) 843-8000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2005 was $71.7 million, based on the closing price of $14.00 per share.

At March 17, 2006, 10,751,249 shares of Common Stock, par value of $0.01, were outstanding.

PART I

Item 1.	Business

Organization and Structure

Packaging Dynamics Corporation (the “Company” or “Packaging Dynamics”) is a Delaware corporation established as a holding company to own all of the interest in Packaging Dynamics Operating Company (“PDOC”). PDOC is a Delaware corporation which is the holding company for all of our current operating subsidiaries. In this annual report, except where the context requires otherwise, the terms “we,” “us” and “our” refer to Packaging Holdings, L.L.C. (“Packaging Holdings” or “PHLLC”) and its subsidiaries for the periods as of and prior to the July 1, 2002 contribution of all of the Packaging Holdings limited liability company interests to Packaging Dynamics, and to Packaging Dynamics and its subsidiaries for the periods thereafter.

Overview

Packaging Dynamics Corporation was formed in 1998 to create a premier flexible packaging company providing value-added specialty packaging products for markets with attractive margins and growth rates. Since then, we have become a leading supplier of specialty converted paper, foil and film based products for use in a variety of end use markets. In 2005 we had net sales of $361 million. We operate eight manufacturing plants in seven states and employ approximately 1,330 people. We have two operating segments: Food Packaging and Specialty Laminations.

In September 2004, we acquired Papercon, Inc. (“Papercon”), a manufacturer and marketer of a broad range of paper and foil based specialty packaging products for foodservice, supermarket, quick service restaurant and packer processor customers. Papercon had manufacturing facilities in Atlanta, Georgia and near Dallas, Texas and Los Angeles, California. Papercon had net sales of approximately $85 million during 2003, the most recent fiscal year prior to its acquisition by the Company. The acquisition of Papercon significantly broadened the product line, customer base and geographic presence of the Food Packaging segment.

On February 24, 2006, we entered into an agreement and plan of merger with Thilmany, L.L.C., an affiliate of the private investment firm Kohlberg & Company (“Thilmany”), and KTHP Acquisition, Inc. (“KTHP”), a direct wholly-owned subsidiary of Thilmany, pursuant to which KTHP will merge with and into the Company, with the Company as the surviving corporation. As a result of the merger, the Company will become a wholly-owned subsidiary of Thilmany. Pursuant to the terms of the merger agreement and subject to the conditions thereof, at the effective time of the merger, Thilmany will acquire all of the outstanding shares of the Company’s common stock for a cash amount of $14.00 per share. The consummation of the merger is subject to the approval of the Company’s stockholders, receipt of necessary clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. The merger is expected to be completed during the second quarter of 2006.

Products and Markets

Food Packaging

The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products including specialty bags, specialty sheets and wraps, interfolded tissue, pan liners as well as a line of butcher, freezer and locker paper products. Our product line includes a broad range of products which are customized to meet the specific performance requirements of individual customers. We also produce a broad range of standard “stock products” for use across a range of customers and markets. Key markets served by the Food Packaging segment include foodservice distribution, restaurant (primarily quick-service/QSR and fast-casual), supermarket, bakery, retail and packer processor. We believe that, within our key markets, we have the most comprehensive product line of any major competitor and have leading positions in many of our key products. The Food Packaging segment operates using the BagcraftPapercon trade name.

Specialty Laminations

The Specialty Laminations segment produces laminated foil-paper structures which are engineered and manufactured to meet the requirements of specific customer applications. Our products are typically multi-layer laminated structures which include a variety of substrates (foil, paper, paperboard and film), adhesives and coatings. Our products are typically delivered in roll stock form for use by our customers to manufacture end products for sale to their customers. Representative products include base stock materials for the production of labels, bags, pouches, composite cans, lidding and blister packaging for use in food, consumer, medical and industrial packaging applications. In addition, we produce specialized facing material used by North American and European building materials manufacturers for the production of foam insulation and other products. We also produce foil sandwich wraps for a limited number of quick-service restaurant customers. The Specialty Laminations segment operates using the International Converter trade name.

Business Strategy

Our principal objective is to build on the original premise of Packaging Dynamics to create a premier flexible packaging company providing value-added specialty packaging products for markets with attractive margins and growth rates. Our strategy to achieve this objective is to grow sales and profits by expanding product capabilities, market participation and geographical presence. We expect to achieve long-term growth rates above industry norms by leveraging our broad product line, strong product development capabilities and national geographic presence. We believe that these characteristics provide us with an opportunity to expand our long-term customer relationships and presence in key markets — many of which are experiencing long-term consolidation trends. An important part of our strategy is to continue making investments in new manufacturing technology to upgrade product capabilities, improve productivity and reduce overall product cost. Strategic acquisitions have been, and will continue to be, an important complement to our internal growth strategy. Since 2002 we have invested approximately $83 million to acquire three businesses which have significantly enhanced our product line, market participation and geographic presence.

New Product Design and Development

An important element of our growth strategy is to develop new value-added products and product line extensions which meet or exceed the requirements of our customers. We have significant resources dedicated to product development in both our Food Packaging and Specialty Laminations segments. We have a strong reputation in the markets we serve for creativity, new product innovation and responsiveness to our customers. Our development programs are both customer driven and market driven. We seek to work closely with our customers to develop products which meet the needs of their specific application. We also seek to identify unfilled market needs and develop unique products to satisfy those needs. Our product development personnel have many years of experience in the field, and we believe we have the broadest product development capability within the markets in which we compete. A key component of our value proposition is to provide “Innovative Solutions” for our customers.

Converting Capabilities

We operate eight converting facilities in the United States including five facilities in the Food Packaging segment (one each in Illinois, Iowa, Kansas, Georgia, and California) and three in the Specialty Laminations segment (two in Ohio and one in Mississippi). Our national manufacturing and distribution platform allows us to produce nearly all of our products at multiple facilities and to efficiently serve the needs of customers on a local, regional and national scale. We expect to continue to make investments to upgrade the capabilities of our converting assets to provide a long-term competitive advantage. We believe that our national manufacturing presence provides us a unique competitive advantage with larger customers who value multi-plant production and national coverage as many of our competitors lack these capabilities.

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

Employees

As of December 31, 2005, we employed approximately 1,330 people, 353 of whom are covered by collective bargaining agreements. Of our 353 unionized employees as of December 31, 2005, 55 employees are based in Belpre, Ohio and are represented by the United Steelworkers of America under a contract that expires in May 2008; 270 employees are based in Chicago, Illinois and are represented by the International Brotherhood of Teamsters Local 743 under a contract scheduled to expire in December 2009; and 28 employees are based in Iuka, Mississippi and are represented by the United Steelworkers of America under a contract that expires in August 2007. There have been no interruptions or curtailments of our operations due to labor disputes since our inception, and we believe that relations with our employees are good; however, as these labor contracts expire, there can be no assurances that there will be no strikes, work stoppages or other labor disputes as we negotiate such contracts.

Raw Materials

Paper and aluminum foil have historically represented the largest portion of our raw materials. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by us tend to fluctuate with various economic factors which generally affect us and our competitors. During 2003, the Company made a strategic decision to shut down the Detroit paper mill, which had provided approximately 45-50% of the paper we consumed. The Company has entered into supply arrangements that provide for both a secure supply of paper and the opportunity to continue to work to lower the cost of paper through lower basis weights, consolidation of grades and product development. The Company contracts to buy aluminum ingot, attempting to match purchases to contracted sales volume where possible. The Company locks in the cost of converting ingot to foil on an annual basis. The Company believes that its scale of purchases of both foil and paper provides it with a competitive advantage in the markets in which each competes. Prices and lead times for aluminum foil and paper fluctuate with changes in market conditions, in some instances adversely to us. The availability of raw materials was adequate during 2005.

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

Papercon has been identified as a potentially-responsible-party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) with respect to the Constitution Road Drum Superfund Site located in Atlanta, Georgia by virtue of having allegedly sent drums, totes, or other containers to the site containing substances classified as hazardous under CERCLA. During the third quarter of 2005, the Company and other PRPs formed the Constitution Road PRP Group to develop a plan to resolve liabilities of the members at the site. Each of the members of the PRP Group is jointly and severally liable for the site. Based on the most currently available information, the liability of the entire PRP Group is currently estimated to be approximately $2.2 million in the aggregate. The plan may include activities such as negotiation with United States Environmental Protection Agency (“EPA”), evaluation of cleanup alternatives, as well as hiring contractors to do cleanup work at the site. At December 31, 2005, the Company has an accrual of $250,000 related to its estimate of the Company’s obligations with respect to this site. However, there can be no assurances that this accrual will be adequate. Factors which are likely to impact the Company’s potential liability include, but may not be limited to, the amount and content of any hazardous substances that Papercon and other parties may have sent to the site, the ultimate cost to remediate the site and the contributions of other parties towards the cost of remediation. In addition, the Company is evaluating its rights under indemnification provisions in agreements executed in connection with the acquisition of Papercon.

Financial Information About Segments and Geographic Areas

We operate within, and sell to customers throughout, the U.S., Canada and Europe in two operating segments — Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as the production of insulation for the building materials market. See Note 7 to the Company’s annual consolidated financial statements for further information.

Merger and Distribution

On March 18, 2002, the board of directors of Ivex Packaging Corporation (“Ivex”) approved a merger agreement providing for the merger of Ivex with a wholly-owned subsidiary of Alcoa Inc. (“Alcoa”). As a result of the merger, Ivex became a wholly-owned subsidiary of Alcoa on July 1, 2002. The merger was conditioned upon, among other things, the prior distribution to Ivex stockholders and option holders of Ivex’s 48.19% ownership interest in Packaging Holdings. To facilitate the distribution, Ivex formed Packaging Dynamics, a C-corporation for income tax purposes, to be the holding company for all of the ownership interests in Packaging Holdings. In preparation for the distribution, Ivex and the other members of Packaging Holdings exchanged their ownership interests in Packaging Holdings for common stock of Packaging Dynamics. On July 1, 2002, Ivex distributed its shares of Packaging Dynamics to its stockholders and certain of its option holders immediately prior to the merger. The consolidated financial statements of Packaging Dynamics presented herein include the results of consolidated operations, financial position and cash flows of Packaging Holdings.

Also in connection with the merger and distribution, a new holding company structure was created by contributing all of the limited liability company interests of Packaging Holdings to Packaging Dynamics, a C-corporation for income tax purposes, in exchange for the common stock of Packaging Dynamics; the $12,500 12% subordinated note payable to Ivex, plus accreted interest, totaling approximately $19,238 was canceled; and a consulting agreement with Ivex was canceled. The impact of the distribution was reflected on the Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) as formation of Packaging Dynamics Corporation. The impact on Stockholders’ Equity of the distribution includes (i) an increase of $19,238 resulting from the cancellation of the $12,500 12% subordinated note payable to Ivex; (ii) a decrease of $9,200 resulting from additional deferred tax liabilities due to Packaging Dynamics’ C-corporation status; (iii) an increase of $423 resulting from the repayment of certain advances and obligations of members of Packaging Holdings; and (iv) a decrease of $366 resulting from expenses associated with the transaction. In the preceding discussion, dollar amounts are stated in thousands.

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

Our principal executive offices are located at 3900 West 43rd Street, Chicago, Illinois 60632, and our telephone number is (773) 843-8000. Our home page on the Internet is www.pkdy.com. We make our web site content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. Packaging Dynamics makes available free through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 via a direct link to the Securities and Exchange Commission’s Internet site at www.sec.gov.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of our merger with Thilmany.

Completion of the merger is conditioned upon the receipt of all governmental consents, orders and approvals, including the expiration or termination of the applicable waiting period, and any extension of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents, orders and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement. Additionally, completion of the merger is conditioned on the absence of any statute, rule, regulation, executive order, decree, ruling or injunction or other order of a court or governmental or regulatory agency that would restrain or prohibit consummation of the merger. We are subject to recent claims related to the Merger from plaintiffs seeking to enjoin the Merger and other forms of relief. Completion of the merger is also conditioned upon approval of the transaction by the stockholders of the Company.

Failure to complete the merger could adversely impact the market price of our common stock as well as our business and operating results.

If the merger is not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the merger will be completed and the related benefits that will be realized. We may also be subject to additional risks if the merger is not completed, including:

•	depending on the reasons for termination of the merger agreement, the requirement that we pay Thilmany a termination fee of $5.0 million;

•	substantial costs related to the merger, such as legal, accounting, filing and printing fees, that must be paid regardless of whether the merger is completed; and

•	potential disruption of our business and the distraction of our workforce and management team.

Our substantial indebtedness may impair our operations and depress our financial results.

We have a substantial amount of outstanding indebtedness. Our total debt was $111.0 million as of December 31, 2005, including approximately $104.0 million outstanding under our senior credit facility which contains certain restrictive and maintenance covenants. Our substantial indebtedness could have significant consequences for our stockholders. For example, it could

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require us to dedicate a substantial portion of our cash flow from operations to interest and amortization payments on our indebtedness, reducing the amount of cash available for other purposes, including capital expenditures and other general corporate purposes;

•	require us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a possible disadvantage compared to our competitors that have less debt.

Covenants in our senior credit facility could adversely affect our business by limiting our operating and strategic flexibility.

Our senior credit facility contains covenants which require maintenance of specified levels of consolidated net worth as well as financial ratios relating to leverage and fixed charge coverage.

Our senior credit facility also contains restrictive covenants that limit our subsidiaries’ ability to, among other things:

•	incur more debt or guarantee indebtedness;

•	create liens;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	merge, consolidate or sell assets; and

•	pay dividends.

If we were unable to comply with the covenants under the senior credit facility, we would need to renegotiate the terms of the senior credit facility. Renegotiation would likely entail the payment of significant fees to the lenders under the senior credit facility. If we were unable to renegotiate satisfactorily the terms of the senior credit facility, the lenders could require we find replacement financing. Any alternative financing could have interest rates and other terms that are less attractive than those under the senior credit facility.

We may encounter difficulties arising from integrating acquisitions, restructuring operations or closing or disposing of facilities.

We have completed acquisitions, closed facilities, sold assets and otherwise restructured operations in an effort to improve cost competitiveness and profitability. Some of these activities are ongoing, and there is no guarantee that any such activities will not divert the attention of management or disrupt our operations.

We have made three acquisitions since 2002 and may actively seek new acquisitions that meet our strategic and financial return criteria. However, there can be no assurance that we will be able to continue to locate or acquire suitable acquisition candidates on acceptable terms or, because of limitations imposed by the agreements governing our indebtedness, that we will be able to finance future acquisitions. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources, and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership and management. While we believe that our acquisitions will improve the Company’s competitiveness and profitability, no assurance can be given that acquisitions will be successful.

Intense competition in our markets may harm our financial performance and growth prospects.

As discussed in “Business — Competition”, we operate in markets that are highly competitive and face substantial competition in each of our product lines from numerous competitors of various sizes. If we are not as cost efficient as our competitors, or if our competitors are otherwise able to offer lower prices, we may lose customers or be forced to reduce prices, which could negatively impact our financial results.

Our financial performance may be harmed by raw material cost increases.

As discussed in “Business — Raw Materials”, our business requires various raw materials which are purchased from various third party suppliers. These materials include paper, aluminum foil, inks, adhesives, coatings, films, waxes and packaging supplies. The costs of these materials are subject to substantial market fluctuations that are beyond our control. Although we generally seek to offset the impact of rising raw material costs through selling price increases, future market conditions and/or the terms of our contracts with customers may prevent us from passing raw material cost increases to our customers in a timely manner. In addition, we may not be able achieve manufacturing productivity gains or other cost reductions to offset the impact of rising raw material cost increases. As a result, higher raw material costs could result in reduced profitability.

Inability to attract and retain key officers and management personnel could harm our performance and prospects.

Our future success depends to a significant extent on the continued services of our senior officers and on our ability to attract and retain other qualified management personnel. The loss of the services of our executive officers, or any lack of success in recruiting and retaining qualified management, could have a material adverse effect on our business and results of operations.

Our business could suffer in the event of a work stoppage by our unionized labor force.

As discussed in “Business — Employees”, as of December 31, 2005, approximately 27% of our workforce was employed pursuant to collective bargaining agreements at three facilities which expire at various times in 2007 through 2009. Although there have been no interruptions of our operations due to labor disputes since our inception, future strikes, work stoppages or other labor disputes, in connection with labor contract negotiations or otherwise, could have a material adverse effect on our ability to operate our business and impair our financial results.

We are subject to potential liability under environmental laws.

As discussed in “Business — Environmental Matters and Government Regulation”, our manufacturing operations are subject to federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. Although we believe that we are in material compliance with applicable environmental regulations, changes in environmental laws and/or the discovery of new information could have a material adverse effect on our operating results and financial condition.

A significant write down of goodwill and/or other intangible assets could have a material adverse effect on our operating results and net worth.

At December 31, 2005, we had recorded $81.3 million of goodwill and $19.7 million of other intangible assets as a result of acquisitions. As discussed in “Disclosure About Critical Accounting Policies” in Part II, Item 7, we evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The annual impairment test is based on several factors requiring judgment. A decrease in reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or other intangible assets which could have a material adverse effect on our operating results and net worth.

Packaging Investors, L.P. owns a significant interest in us and will significantly influence the election of directors and the outcome of stockholder votes, and its interests may conflict with your interests.

Packaging Investors, L.P., which beneficially owns approximately 37% of the issued and outstanding shares of our common stock as of the date hereof, can significantly influence the outcome of matters submitted for stockholder action, including election of directors and approval of change-in-control transactions. Packaging Investors is also party to a stockholders agreement pursuant to which it is permitted to designate a member of our board of directors and has effective veto power over specified significant corporate actions. This stockholder may act in a manner that does not coincide with the interests of other stockholders. You can read more about the stockholders agreement in “Certain Relationships and Related Transactions — Stockholders Agreement.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties consist of our manufacturing locations. Shown below are the locations of the principal properties which we own or lease. We believe our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

Owned Facilities

Location	Square Feet	Principal Use	Operating Segment

Chicago, Illinois	148,000	Office, Manufacturing and Warehouse	Food Packaging
Baxter Springs, Kansas	265,000	Office, Manufacturing and Warehouse	Food Packaging
Caldwell, Ohio	117,000	Office, Manufacturing and Warehouse	Specialty Laminations
Belpre, Ohio	81,000	Office, Manufacturing and Warehouse	Specialty Laminations

Leased Facilities

Location	Square Feet	Principal Use	Operating Segment

Chicago, Illinois(1)	65,000	Office and Warehouse	Food Packaging
Fort Madison, Iowa(2)	58,000	Office, Manufacturing and Warehouse	Food Packaging
Iuka, Mississippi(3)	90,000	Office, Manufacturing and Warehouse	Specialty Laminations
Atlanta, Georgia(4)	75,000	Office, Manufacturing and Warehouse	Food Packaging
Atlanta, Georgia(4)	25,000	Office and Warehouse	Food Packaging
City of Industry, California(5)	79,000	Office, Manufacturing and Warehouse	Food Packaging
Farmers Branch, Texas(6)	50,000	Office, Manufacturing and Warehouse	Food Packaging

(1)	Lease expires in 2016, subject to our right to extend the lease for one additional ten-year period upon our written notice to the sublessor.

(2)	Lease expires in 2012, subject to our right to extend the lease for two successive five-year periods upon our written notice to the lessor.

(3)	Sublease expires in 2006, subject to our right to extend the lease for 53 consecutive annual renewal terms of one (1) year each through September 30, 2058 and one (1) final automatic renewal term of nine (9) years ending September 30, 2067.

(4)	Lease expires in 2009, subject to our right to extend the lease for three successive five-year periods upon our written notice to the lessor.

(5)	Sublease expires in 2009, subject to our right to extend the lease for two successive periods of approximately three-years each upon our written notice to the sublessor.

(6)	Lease expires in 2008, subject to our right to extend the lease for one successive five-year period upon our written notice to the lessor.

Item 3.	Legal Proceedings

From time to time Packaging Dynamics and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Packaging Dynamics believes that none of the matters which arose during the year, either individually or in the aggregate is material to Packaging Dynamics.

Papercon has been identified as a potentially-responsible-party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) with respect to the Constitution Road Drum Superfund Site located in Atlanta, Georgia by virtue of having allegedly sent drums, totes, or other containers to the site containing substances classified as hazardous under CERCLA. During the third quarter of 2005, the Company and other PRPs formed the Constitution Road PRP Group to develop a plan to resolve liabilities of the members at the site. Each of the members of the PRP Group is jointly and severally liable for the site. Based on the most currently available information, the liability of the entire PRP Group is currently estimated to be approximately $2.2 million in the aggregate. The plan may include activities such as negotiation with United States Environmental Protection Agency (“EPA”), evaluation of cleanup alternatives, as well as hiring contractors to do cleanup work at the site. At December 31, 2005, the Company has an accrual of $250,000 related to its estimate of the Company’s obligations with respect to this site. However, there can be no assurances that this accrual will be adequate. Factors which are likely to impact the Company’s potential liability include, but may not be limited to, the amount and content of any hazardous substances that Papercon and other parties may have sent to the site, the ultimate cost to remediate the site and the contributions of other parties towards the cost of remediation. In addition, the Company is evaluating its rights under indemnification provisions in agreements executed in connection with the acquisition of Papercon.

On March 2, 2006, a purported stockholders class action complaint, captioned Camp Ger, Inc. and Ruthy Parness v. Frank V. Tannura et al., was filed by two stockholders of Packaging Dynamics in the court of Chancery of the State of Delaware against Packaging Dynamics and its directors, Packaging investors, and Thilmany challenging the proposed merger of Packaging Dynamics with Thilmany. For more information, see “Note 15 — Subsequent Events” in the notes to the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market, under the ticker symbol PKDY. The high and low sales prices for the common stock by quarter during 2004 and 2005 as reported by the NASDAQ Stock Market are shown below.

	Prices
	High	Low	Dividends Declared

2004
First Quarter	$13.44	$9.27	$0.05
Second Quarter	$15.85	$11.74	$0.05
Third Quarter	$15.29	$11.40	$0.05
Fourth Quarter	$15.38	$12.90	$0.065
2005
First Quarter	$15.45	$12.75	$0.065
Second Quarter	$14.50	$12.18	$0.065
Third Quarter	$15.39	$11.76	$0.065
Fourth Quarter	$12.73	$9.16	$0.065

The approximate number of shareholders of record of our common stock as of March 17, 2006 was 409 holders. On January 3, 2006 the Company paid a $0.065 cash dividend per share of common stock to shareholders of record as of December 15, 2005. Pursuant to the terms of the agreement and plan of merger with Thilmany, L.L.C., we are restricted from paying additional dividends.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data for each of the three years ended December 31, 2005, 2004, and 2003 and consolidated balance sheet data as of December 31, 2005, and 2004 for Packaging Dynamics have been derived from audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003, 2002, and 2001 for Packaging Dynamics have been derived from audited consolidated financial statements not included in this annual report.

The selected financial data set forth below related to periods prior to July 1, 2002, do not reflect the many changes that occurred in our operations, capitalization and tax status in connection with and as a result of our new corporate holding company structure. The selected financial data are not necessarily indicative of what our results of operations or financial position would have been had we operated as an independent public company during the periods presented. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Statement of operations data:(1)
Net sales	$360,960	$304,973	$243,444	$237,430	$212,900
Cost of sales	312,414	261,910	209,472	207,336	185,964
Operating expenses	26,055	20,541	16,193	18,144	12,994
Income from operations	22,491	22,522	17,779	11,950	13,942
Interest expense	8,306	5,900	5,674	5,982	9,350
Income before income taxes	14,185	16,622	12,105	5,968	4,592
Income tax provision (benefit)(2)	5,461	6,566	4,736	2,521	603
Income from continuing operations	8,724	10,056	7,369	3,447	3,989
Loss from discontinued operations, net of tax benefit	(399)	(1,278)	(22,089)	(2,516)	(1,645)
Net Income (loss)	8,325	8,778	(14,720)	931	2,344
Basic net income(loss) per share:(3)
Continuing operations	0.83	1.01	0.76	—	—
Discontinued operations	(0.04)	(0.13)	(2.28)	—	—
Net income (loss)	0.79	0.88	(1.52)	—	—
Diluted net income (loss) per share:(3)
Continuing operations	0.80	0.98	0.75	—	—
Discontinued operations	(0.04)	(0.13)	(2.25)	—	—
Net income (loss)	0.76	0.85	(1.50)	—	—
Cash dividends declared per common share	0.26	0.22	0.05	—	—

	December 31,
	2005	2004	2003	2002	2001

Balance sheet data (end of period):
Total assets	232,213	228,667	142,956	166,355	160,010
Total liabilities	174,133	178,805	111,566	120,648	126,013
Long-term debt, including note payable to related party	96,894	110,386	66,700	67,710	94,962
Stockholders’ equity/Members’ equity	58,080	49,862	31,390	45,707	33,997

(1)	The financial data of Packaging Dynamics Corporation include the acquisition of the capital stock of Papercon, as of September 14, 2004, the net assets of the Iuka Lamination Division of Ormet Corporation (“Iuka”), as of December 4, 2003 and the common stock of Wolf Packaging, Inc. (“Wolf”), as of October 23, 2002.

(2)	Prior to July 1, 2002, for income tax purposes, Packaging Holdings’ federal and state taxable income, other than income generated by International Converter, Inc. (“ICI”), was reported by its members on their income tax returns as if the company were a partnership.

(3)	On July 1, 2002, the Company issued 9,437,750 shares of common stock in connection with the merger and distribution. Prior to July 1, 2002, the Company ownership consisted of membership units. Accordingly, no earnings per share information has been presented for 2002 or 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the consolidated financial statements of Packaging Dynamics Corporation (the “Company,” “Packaging Dynamics”, “we” or “our”) which is a Delaware corporation established as a holding company to own all interests in Packaging Dynamics Operating Company (“PDOC”), a Delaware corporation which is the parent company of all our current operating companies.

The following discussion including the Summary and Outlook should be read in conjunction with our financial statements and accompanying notes thereto, and the other financial information included elsewhere in this annual report. This discussion contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. In the discussion that follows, dollar amounts other than per share data are stated in thousands.

Summary and Outlook

During 2006, the Company will be focused on, among other things, executing on its plans to: achieve meaningful sales volume growth in new and existing products; realize price increases to compensate for rising raw material (paper, aluminum and other materials), energy and transportation costs; control manufacturing overhead, selling and administrative costs; and, achieve the expected benefits of major projects such as the closure of the Farmers Branch, Texas facility and capital spending programs in both business segments. The Company has committed to or is evaluating specific capital investment opportunities to expand product capabilities and reduce production costs. The combination of projects which have been approved and others under consideration are expected to result in total capital expenditures of approximately $12,000 to $13,000 in 2006. This compares to actual expenditures of $6,990 and $6,081 in 2005 and 2004, respectively, and an estimated normalized range of $7,000 to $8,000. In addition, the Company is continuing its efforts to identify and pursue acquisition candidates which have the potential to expand the Company’s product capabilities, market participation and geographical presence.

On February 24, 2006, the Company entered into an agreement and plan of merger with Thilmany, L.L.C., pursuant to which the stockholders of the Company will receive, for each outstanding share of the Company’s common stock, $14.00 in cash. As a result of the merger, the Company will become a wholly owned subsidiary of Thilmany. The consummation of the merger is subject to, among other things, the approval of the Company’s stockholders and customary regulatory approvals. The merger is expected to be completed during the second quarter of 2006.

Financial Performance

Our continuing operations are comprised of two operating segments — Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as in the production of insulation and other products for the building materials market. Our discontinued operation is the Specialty Paper segment which we exited during 2003 in connection with our decision to shut down the Detroit Paper mill.

The Company’s management reporting system measures segment operating performance based on Segment Operating Income. Certain items, such as asset sales and disposals and facility exit costs are excluded from Segment Operating Income. Corporate administrative expenses are allocated to the segments on a direct basis where appropriate with the remainder being allocated based on revenues. See Note 7 to the Company’s annual consolidated financial statements for further information.

Food Packaging

	2005	2004	2003

Net Sales	$279,643	$213,053	$172,882
Segment Operating Income	$18,753	$14,572	$12,091
Segment Operating Income Margin	6.7%	6.8%	7.0%
Depreciation and Amortization	$6,409	$4,503	$3,895

Net sales increased $66,590, or 31.3%, during 2005 compared to 2004, primarily attributable to the third quarter 2004 acquisition of Papercon as well as increased sales in key market segments. The 2005 net sales increase was partially offset by reduced sales volumes in one product category with a single customer. Net sales increased $40,171, or 23.2%, during 2004 compared to 2003. Papercon, which was acquired on September 14, 2004, contributed approximately $32,000 of net sales in 2004. Excluding Papercon, the net sales increase in the period was attributable to a combination of unit volume growth in key end markets as well as the impact of raw material related pricing actions.

Segment Operating Income increased $4,181, or 28.7%, in 2005 compared to 2004 and Segment Operating Income margin decreased to 6.7% from 6.8% during 2005 compared to 2004. The increase in Segment Operating Income was primarily due to incremental earnings from Papercon and reduced incentive compensation expense, partially offset by increased raw material costs. In addition, 2005 results were negatively impacted by $1,019 of selling, general and administrative expense associated with management severance and hiring costs related to forming a single management team for the Food Packaging segment .

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

Specialty Laminations

	2005	2004	2003

Net Sales	$86,255	$95,454	$73,720
Segment Operating Income	$4,079	$7,895	$6,501
Segment Operating Income Margin	4.7%	8.3%	8.8%
Depreciation and Amortization	$1,695	$1,741	$1,647

Net sales decreased $9,199 or 9.6%, during 2005 compared to 2004. The decrease was primarily due to continued volume weakness for products sold into the building products market during the first three quarters of 2005 and the $1,100 charge for a product quality claim discussed below.

During the second quarter of 2005, the Company recorded a charge of $1,100 related to a product quality claim by a large building products customer in the Company’s Specialty Laminations segment. The charge is comprised of products returned by the customer, reimbursement for costs incurred by the customer in processing certain products supplied by the Company and one third party repair claim. The claim relates to de-lamination during the customer’s manufacturing process which involves the use of laminated facer material supplied by the Company. The Company has worked closely with the customer to evaluate the issues involved and make manufacturing process changes which are believed to have remedied the situation. The Company is not aware of any additional related customer or third party claims. The Company intends to analyze and evaluate the returned goods to determine whether such products have alternative uses, although there can be no assurances that there will be any alternative uses. The charge was recorded as sales returns and allowances and is reflected in “Net sales” for the Company’s Specialty Laminations segment in the Company’s Consolidated Statement of Operations.

Net sales increased $21,734 or 29.5%, during 2004 compared to 2003. Approximately 85% of the 2004 sales growth was due to the Iuka plant which the Company acquired in December 2003. The remaining increase was attributable to a combination of unit volume growth in key end markets and raw material related pricing actions.

Segment Operating Income decreased $3,816, or 48.3%, in 2005 compared to 2004 and Segment Operating Income Margin decreased to 4.7% from 8.3% during 2005 compared to 2004. The decline in Segment Operating Income was primarily due to the impact of decreased sales volume and the $1,100 customer product claim recorded as a reduction of net sales in the second quarter of 2005 as well as increased raw material costs and $192 of selling, general and administrative expense associated with management severance costs during the third quarter of 2005.

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

Asset Sales and Disposals and Facility Exit Costs

The Company continues its efforts to upgrade the capabilities of its manufacturing operations and dispose of assets which are not needed to execute its business strategy. During 2005, the Company announced the closing of its manufacturing plant in Farmers Branch, Texas. The plant is part of the Company’s Food Packaging segment and employs approximately 55 people. Operations at the plant continued into January 2006 when production was transferred to other facilities. During 2005, the Company recorded $341 of facility exit costs associated with this initiative, including $168 of severance costs, $90 of accelerated depreciation on abandoned assets and $83 of relocation and training costs. During 2004, the Company sold a parcel of unused property near one of its plants and recorded a gain of $55. During 2003, the Company idled certain converting equipment in its Chicago, Illinois and Baxter Springs, Kansas manufacturing facilities due to the purchase of five new bag machines in 2003. The new bag machines have improved productivity on several product categories. These manufacturing improvements and certain other productivity improvements resulted in a loss in 2003 of $813 on the sale or disposal of the equipment.

Interest Expense

Interest expense was $8,306 in 2005 compared to $5,900 in 2004. The increase in interest expense was primarily due to an increase in average outstanding indebtedness of approximately $32,000 as a result of a full year of borrowings associated with the third quarter 2004 acquisition of Papercon and overall higher average borrowing rates. The average interest rate on borrowings in 2005 was approximately 5.83% compared to 4.82% in 2004.

Interest expense was $5,900 in 2004 compared to $5,674 in 2003. The increase in interest expense was primarily due to an increase in indebtedness of approximately $56,000 as a result of the third quarter 2004 acquisition of Papercon, partially offset by overall lower average borrowing rates. The average interest rate on borrowings in 2004 was approximately 4.82% compared to 6.21% in 2003. In the third quarter of 2004, the Company expensed $150 of costs incurred in connection with amending the terms of its term debt to provide for the Papercon acquisition. In 2003, the Company expensed $1,146 of unamortized bank fees ($906 in continuing operations and $240 in discontinued operations) resulting from the Company’s credit facility refinancing.

Income Taxes

The income tax provision for continuing operations was $5,461, $6,566, and $4,736 for 2005, 2004 and 2003, respectively. The Company’s effective tax rate on income from continuing operations was 38.5%, 39.5% and 39.1% for 2005, 2004 and 2003, respectively. The decrease in the Company’s effective tax rate during 2005 is due to the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.

During 2005, the Company fully utilized its net operating loss carryforward and paid cash taxes of $4,083. In 2004, due to the losses incurred related to the shutdown of the Detroit paper mill in 2003, we paid cash taxes only for U.S. alternative minimum tax, state taxes and U.S. income taxes on Papercon earnings for approximately one month following the acquisition date until Papercon became part of the Company’s consolidated filing group.

Income from Continuing Operations

Income from continuing operations was $8,724, $10,056 and $7,369 for 2005, 2004 and 2003, respectively. The decrease in income from continuing operations of $1,332 or 13.2% during 2005 was primarily due to decreased Segment Operating Income from Specialty Laminations and increased interest expense associated with the Papercon acquisition, partially offset by increased Segment Operating Income from Food Packaging, which includes incremental earnings from the Papercon acquisition, and reduced income tax expense.

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

Discontinued Operations

Loss from discontinued operations in 2005 was $399 compared to a loss of $1,278 in 2004 and a loss of $22,089 in 2003. The Company completed the sale of its property located in Detroit, Michigan during 2005. The net loss for 2005 represents $1,532 ($942 after tax) of administrative expense associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property, and $1,132 ($543 after tax) of net proceeds from the sale of the property in Detroit, Michigan. The net loss for 2004 represents the following: $2,317 ($1,401 after tax) of administrative expense associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property; $398 ($241 after tax) of expense due to additional withdrawal liability from a multi-employer pension plan; and $602 ($364 after tax) of proceeds from the liquidation of equipment. In the third quarter of 2003, the Company recorded a $22,094 ($13,367 after tax) asset impairment charge and a $2,800 ($1,694 after tax) severance charge. In the fourth quarter of 2003, the Company recorded an additional charge of $1,965 ($1,189 after tax) primarily related to the write-down of parts and supplies inventories, the write-down of other current assets and for employee outplacement services, and a charge of $816 ($495 after tax) for withdrawal liability from a multi-

employer pension plan. The remaining loss from discontinued operations during 2003 was the result of operating losses.

Disclosure About Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s annual consolidated financial statements. Certain of the Company’s accounting policies are considered critical, as these policies are the most important to the depiction of the Company’s financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Estimation methodologies are applied consistently from year to year in material respects. The following is a summary of accounting policies management considers critical to the Company’s consolidated financial statements. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosures relating to it in this Management’s Discussion and Analysis.

Revenue Recognition

The Company recognizes revenue at the time title transfers to the customer (generally upon shipment of products). Our revenue recognition policies are in accordance with Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition in Financial Statements.” Shipping and handling costs are included as a component of cost of goods sold. Rebates and discounts expenses directly related to the sale are recorded as a reduction to net sales. The rebates and discounts accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates, and actual results could differ from these estimates. Future market conditions may require increased incentive offerings, possibly resulting in an incremental reduction in net sales at the time the incentive is offered.

Inventories

The Company states inventories at the lower of cost or market using the first-in, first-out, or FIFO, method to determine the cost of raw materials and finished goods. This cost includes raw materials, direct labor and manufacturing overhead. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in estimates of net realizable value are manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory. Please refer to Schedule II — Valuation and Qualifying Accounts in this Form 10-K for activity in the obsolescence reserve over the past three years.

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

If we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. Please refer to Schedule II — Valuation and Qualifying Accounts in this Form 10-K for activity in the allowance for doubtful accounts over the past three years.

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

Provisions for depreciation have been computed principally on the straight-line method over the estimated useful lives: generally 31 years for buildings, 15 to 31 years for improvements, 7 to 20 years for machinery and equipment and 3 to 5 years for computer hardware and software. The Company amortizes intangible assets with definitive lives over varying periods. Deferred financing fees are amortized using the effective interest method over the lives of the respective debt agreements. Customer contracts and customer relationships are amortized using the straight-line method over the estimated lives of the contracts and relationships. Covenants not to compete are amortized using the straight-line method over the lives of the agreements.

Impairment of Goodwill

In accordance with SFAS 142, we evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. SFAS 142 requires that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the “implied fair value” of reporting unit goodwill.

As discussed in the notes to the financial statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Our reporting units are consistent with our operating segments. Goodwill of approximately $81,263 is shown on our balance sheet as of December 31, 2005.

We believe that the accounting estimate related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about the future cash flows for each reporting unit over several years in the future, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

We believe our assumptions used in discounting future cash flows are appropriate. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of discounted cash flow had been approximately 43% lower for our Food Packaging reporting unit and approximately 59% lower for our Specialty Laminations reporting unit, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill.

Stock-Based Compensation

As of December 31, 2005, we followed APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and the related Interpretations in accounting for our stock option plans. SFAS No. 123, “Accounting for

Stock-Based Compensation,” (“SFAS No. 123”) issued subsequent to APB No. 25, defines a “fair value based method” of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the “intrinsic value based method” prescribed in APB No. 25.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that beginning with the first quarter of adoption of SFAS 123R compensation expense will be recorded for stock options and restricted stock as such items vest, while the retroactive methods would record compensation expense for all stock options and restricted stock as they vest beginning with the first period restated. See Note 2 to the Company’s annual consolidated financial statements for assumptions used in calculating the fair values of employee stock option plans.

We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. However, in accordance with SFAS No. 123, we have been disclosing in the Notes to the Consolidated Financial Statements the impact on our net income and earnings per share had we adopted the fair value based method. If we had adopted the fair value based method in 2005, our net income would have been $352 lower than reported or approximately $0.03 diluted earnings per share lower than reported. If we had applied the fair value based method and recorded the additional after-tax expense of $352, it would not have had a significant impact on our liquidity and capital resources because the expense is non-cash. Further, “non-cash expenses relating to the granting of options” are excluded as an expense in determining EBITDA for purposes of our debt covenants.

Income Taxes

In the normal course of business, the Company is regularly audited by federal and state authorities, and is periodically challenged regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the Company’s tax positions comply with applicable tax law and intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the Company records reserves for uncertain tax positions, and management believes these reserves are adequate. The Company’s effective tax rate in a given financial statement period could be impacted if the Company prevailed in matters for which reserves have been established, or was required to pay amounts in excess of established reserves.

In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. No valuation allowance is considered necessary as of December 31, 2005.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $3, and $46,171 was available under the revolving portion of our credit facility (the “Senior Credit Facility”), after taking into account $2,329 in letters of credit outstanding and $1,500 of revolver borrowings. Our working capital at December 31, 2005 was $24,483 compared to $29,965 at December 31, 2004. The decrease in working capital is due primarily to the classification of $7,000 of seller note payable as a current liability at December 31, 2005.

Our primary short-term and long-term operating cash requirements are for debt service, working capital, capital expenditures and dividends. We expect to rely on cash generated from operations supplemented by revolver borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

The Company generated $11,841, $17,327 and $14,989 of cash from operating activities during 2005, 2004 and 2003, respectively. The decrease in cash from operating activities from 2005 compared to 2004 was primarily due to reduced income from continuing operations, reduced non-cash tax expense, and increased cash used for working capital purposes, partially offset by increased non-cash deprecation and amortization along with reduced cash used by discontinued operations. The increase from 2004 compared to 2003 was primarily due to increased income from continuing operations and non-cash tax expense partially offset by increased cash used for working capital purposes and a reduction in other non-cash expenses.

Cash used by discontinued operating activities was $2,485 during 2005 compared with cash used by discontinued operations of $3,230 and $1,855 during 2004 and 2003, respectively. The cash used by discontinued operating activities is a result of efforts to clear the site and dispose of the Detroit property. The Company completed the sale of its property located in Detroit, Michigan in December 2005.

Cash used by investing activities was $5,858, $50,378 and $12,321 during 2005, 2004 and 2003, respectively. The decrease in cash used by continuing operations investing activities during 2005 was primarily associated with the Papercon acquisition completed during 2004. Cash from discontinued investing activities during 2005 reflects the cash proceeds from the sale of the Company’s Detroit, Michigan property. Cash used for additions to property, plant and equipment was $6,990, $6,081 and $6,272 in 2005, 2004 and 2003, respectively. In 2005, capital expenditures included investments in new laminating equipment in the Specialty Laminations operating segment as well as information technology infrastructure and other upgrades to manufacturing equipment and facilities.

Cash used by financing activities was $7,155 during 2005 compared to cash from financing activities of $33,773 and cash used by financing activities of $4,079 during 2004 and 2003, respectively. The cash used in the current year was primarily related to the paydown of our term debt and payment of dividends. The cash generated in 2004 was primarily related to the Senior Credit Facility borrowings in connection with the acquisition of Papercon. In October 2004, the Company reduced the revolver balance by $22,600 primarily by using the cash acquired in the Papercon acquisition. During 2005, the Company paid cash dividends of $2,741 compared with $1,978 during 2004. In addition, in December 2005, the Company announced a cash dividend of $0.065 per common share, $698 in the aggregate, which was paid on January 3, 2006 to shareholders of record on December 15, 2005.

During 2005, the Company announced the closing of its manufacturing plant in Farmers Branch, Texas. The plant is part of the Company’s Food Packaging segment and employs approximately 55 people. Operations at the plant continued into January 2006 when production was transferred to other facilities. During 2005, the Company recorded $341 of facility exit costs associated with this initiative, including $168 of severance costs, $90 of accelerated depreciation on abandoned assets and $83 of relocation and training costs. Including the charges incurred during the fourth quarter of 2005, the Company expects to incur a total of $1,500 of costs related to this initiative primarily through the first quarter of 2006, including: approximately $400 of charges related to severance and asset impairment; approximately $600 of lease liability costs upon abandonment of the facility; and approximately $500 of costs related to relocating production assets.

On December 4, 2003, the Company acquired the net assets of the Iuka Lamination Division of Ormet Corporation. The Iuka Lamination Division consisted of a single converting plant located in Iuka, Mississippi which produced laminated foil products for the insulation, food packaging and label stock markets. The business generated net sales of approximately $18,000 during 2003 and the purchase price was approximately $4,296. The acquisition was not considered significant and thus no pro forma financial information has been presented.

On September 14, 2004, the Company acquired Papercon, a manufacturer and marketer of a broad range of paper and foil based specialty packaging products for foodservice, supermarket, quick service restaurant and food processing customers, Papercon was headquartered at its Atlanta, Georgia manufacturing facility and also had manufacturing facilities near Dallas, Texas and Los Angeles, California. The acquisition of Papercon significantly broadened the Company’s product line, customer base and geographic presence. The business generated net sales of approximately $85,480 during 2003 and the aggregate purchase price was approximately $66,421 comprised of

$44,148 of cash (net of cash acquired), $11,575 of Packaging Dynamics common stock and a $7,000 note payable to the seller. The cash portion of the acquisition was funded with an increase in the borrowings under the Senior Credit Facility.

Disclosures about contractual obligations, debt covenant obligations and commercial commitments are included in various parts of this Report, including Note 6 — Long Term Debt and Note 11 — Commitments and Contingencies to the consolidated financial statements. A summary of significant contractual obligations as of December 31, 2005 is as follows:

	Long-Term	Operating	Capital
	Debt	Lease	Lease	Non-Compete
	Maturities	Commitments	Commitments	Agreement	Total

2006	$14,093	$2,396	$90	$1,333	$17,912
2007	8,092	1,819	90	1,000	11,001
2008	8,343	1,578	68	—	9,989
2009	80,459	1,308	—	—	81,767
2010	—	587	—	—	587
Thereafter	—	3,970	—	—	3,970

Total	$110,987	$11,658	$248	$2,333	$125,226

The Company does not have long-term supply agreements in addition to those discussed above. At December 31, 2005, the Company has commitments for capital purchases of approximately $8,000 expected to be paid during 2006.

Recently Issued Accounting Pronouncements

New Accounting Pronouncements

In November 2004, the FASB released FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (which we refer to as “SFAS 151”). SFAS 151 is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “Act”) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (“FAS 109-1”); the second is FSP FAS 109-2 (“FAS 109-2”). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes.” The Company has adopted the FSP 109-1 in the first quarter of 2005 which resulted in a decrease in the effective tax rate of approximately one percentage point. FSP 109-2 has no impact on the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC issued a ruling that FAS 123R will be effective for public companies beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that beginning with the first quarter of adoption of SFAS 123R compensation expense will be recorded for stock options and restricted stock as such items vest, while the retroactive methods would record compensation expense for all stock options and restricted stock as they vest beginning with the first period restated. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations, financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We use interest rate swaps, collars and caps to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of December 31, 2005, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $111 was amortized during 2005. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a $978 asset as of December 31, 2005 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The change in the fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

Substantially all of our sales, including export sales, are denominated in United States Dollars in order to reduce our exposure to changes in foreign currency exchange rates.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report, including without limitation, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Summary and Outlook, — Financial Performance, — Liquidity and Capital Resources, — Recently Issued Accounting Pronouncements, and — Quantitative and Qualitative Disclosure About Market Risk” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company’s product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of Packaging Dynamics and its subsidiaries.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm is included on page 25.

(a) (1) The following financial statements of Packaging Dynamics are included on pages 26 to 52.

•	Consolidated Balance Sheets at December 31, 2005 and 2004

•	Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the Years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003

•	Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Packaging Dynamics Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Packaging Dynamics Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

March 2, 2006

PACKAGING DYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$3	$1,175
Accounts receivable trade (net of allowance for doubtful accounts of $776 and $825)	31,263	31,174
Inventories, net	42,036	36,506
Prepaid expenses and other assets	6,502	5,962

Total current assets	79,804	74,817

Property, Plant and Equipment
Buildings and improvements	21,134	20,919
Machinery and equipment	61,474	58,287
Construction in progress	4,514	924

	87,122	80,130
Less-Accumulated depreciation	(36,456)	(29,284)

	50,666	50,846
Land	848	848

Total property, plant and equipment	51,514	51,694

Other Assets:
Goodwill	81,263	81,263
Intangibles and other assets, net	19,632	20,893

Total other assets	100,895	102,156

Total Assets	$232,213	$228,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$14,093	$6,093
Cash overdraft	6,573	6,339
Accounts payable	25,038	20,793
Accrued salary and wages	2,628	3,420
Other accrued liabilities	6,989	8,207

Total current liabilities	55,321	44,852
Long-term Debt	96,894	110,386
Other Liabilities	3,041	7,592
Deferred Income Taxes	18,877	15,975

Total Liabilities	174,133	178,805

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, $.01 par value — 40,000,000 shares authorized; 10,751,249 and 10,514,837 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	107	105
Preferred stock, $.01 par value — 5,000,000 shares authorized; no shares issued and outstanding	—	—
Paid in capital in excess of par value	60,260	57,995
Accumulated other comprehensive income	441	61
Accumulated deficit	(2,728)	(8,299)

Total stockholders’ equity	58,080	49,862

Total Liabilities and Stockholders’ Equity	$232,213	$228,667

The accompanying notes are an integral part of this statement.

PACKAGING DYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Year Ended December 31
	2005	2004	2003

Net sales	$360,960	$304,973	$243,444
Cost of goods sold	312,414	261,910	209,472

Gross profit	48,546	43,063	33,972

Operating expenses:
Selling, general and administrative	23,663	19,650	14,736
Depreciation and amortization	2,051	946	644
Asset sales and disposals	—	(55)	813
Facility exit costs	341	—	—

Total operating expenses	26,055	20,541	16,193

Operating income	22,491	22,522	17,779
Interest expense	8,306	5,900	5,674

Income before income taxes	14,185	16,622	12,105
Income tax provision	5,461	6,566	4,736

Income from continuing operations	8,724	10,056	7,369
Loss from discontinued operations, net of tax	(399)	(1,278)	(22,089)

Net income (loss)	$8,325	$8,778	$(14,720)

Income (loss) per share:
Basic:
Continuing operations	$0.83	$1.01	$0.76
Discontinued operations	(0.04)	(0.13)	(2.28)

Net income	$0.79	$0.88	$(1.52)

Diluted:
Continuing operations	$0.80	$0.98	$0.75
Discontinued operations	(0.04)	(0.13)	(2.25)

Net income	$0.76	$0.85	$(1.50)

Cash dividend declared per share	$0.260	$0.215	$0.050

Weighted average shares outstanding:
Basic	10,573,137	9,927,406	9,667,301

Diluted	10,941,000	10,268,678	9,808,164

The accompanying notes are an integral part of this statement.

PACKAGING DYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
(Dollars in thousands)

					Accumulated
					Other
	Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Equity	Income

Balance at December 31, 2002 — (Revised)	9,618,767	$96	$45,985	$304	$(678)	$45,707
Net income				(14,720)		(14,720)	$(14,720)
Issuance of common stock	62,737	1	443			444
Other comprehensive income:
Net change in fair value of derivative instruments, net of income taxes of $289					443	443	443

Comprehensive Income							$(14,277)

Cash dividend ($.05 per share)				(484)		(484)

Balance at December 31, 2003	9,681,504	$97	$46,428	$(14,900)	$(235)	$31,390
Net income				8,778		8,778	$8,778
Issuance of common stock	833,333	8	11,567			11,575
Other comprehensive income:
Net change in fair value of derivative instruments, net of income taxes of $193					296	296	296

Comprehensive Income							$9,074

Cash dividend ($.22 per share)				(2,177)		(2,177)

Balance at December 31, 2004	10,514,837	$105	$57,995	$(8,299)	$61	$49,862
Net income				8,325		8,325	$8,325
Issuance of common stock	236,412	2	2,265			2,267
Other comprehensive income:
Net change in fair value of derivative instruments, net of income taxes of $238					380	380	380

Comprehensive Income							$8,705

Cash dividend ($.26 per share)				(2,754)		(2,754)

Balance at December 31, 2005	10,751,249	$107	$60,260	$(2,728)	$441	$58,080

The accompanying notes are an integral part of this statement.

PACKAGING DYNAMICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31
	2005	2004	2003

Cash flows from operating activities:
Net income	$8,325	$8,778	$(14,720)
Loss from discontinued operations	399	1,278	22,089
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,104	6,244	7,063
Amortization and write-off of deferred finance costs	635	393	1,932
(Gain)/Loss on disposal of assets	—	(55)	813
Provision for doubtful accounts	(49)	126	(74)
Deferred income taxes	2,900	4,728	(3,507)
Changes in operating assets and liabilities:
Accounts receivable	(44)	128	(1,072)
Inventories	(5,530)	(4,429)	5,635
Other assets	194	(1,674)	111
Accounts payable and accrued liabilities	(608)	5,040	(1,426)

Net cash from continuing operating activities	14,326	20,557	16,844
Net cash used by discontinued operating activities	(2,485)	(3,230)	(1,855)

Net cash from operating activities	11,841	17,327	14,989

Cash flows used by investing activities:
Proceeds from sale of assets	—	225	4
Acquisitions, net of cash acquired	—	(45,124)	(5,198)
Additions to property, plant and equipment	(6,990)	(6,081)	(6,272)

Net cash used by continuing investing activities	(6,990)	(50,980)	(11,466)
Net cash from (used by) discontinued investing activities	1,132	602	(855)

Net cash used by investing activities	(5,858)	(50,378)	(12,321)

Cash flows from (used by) financing activities:
Principal payments for loan obligations	(6,092)	(5,871)	(75,680)
Proceeds from loan obligations	—	45,000	70,000
Proceeds under revolving line of credit	74,900	89,600	59,400
Repayments under revolving line of credit	(74,300)	(91,900)	(56,200)
Payment of dividends to stockholders	(2,741)	(1,978)	—
Payment of financing costs	(159)	(670)	(1,879)
Other, net	1,237	(408)	280

Net cash from (used by) financing activities	(7,155)	33,773	(4,079)

Net increase (decrease) in cash and cash equivalents	(1,172)	722	(1,411)
Cash and cash equivalents at beginning of period	1,175	453	1,864

Cash and cash equivalents at end of period	$3	$1,175	$453

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$7,669	$4,971	$4,414
Income taxes	4,083	290	400
Non-cash investing and financing activities:
Common stock issued in connection with the acquisition of subsidiary	—	11,575	—
Debt issued in connection with the acquisition of subsidiary	—	7,000	—
Non-compete agreement issued in connection with the acquisition of subsidiary	—	3,698	—
Declaration of dividend	698	683	484

The accompanying notes are an integral part of this statement.

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1 —	Organization and Basis of Presentation

Packaging Dynamics Corporation the (“Company” or “Packaging Dynamics”) is a Delaware corporation established as a holding company to own all of the interest in Packaging Dynamics Operating Company (“PDOC”). PDOC is a Delaware corporation which is the holding company for all our current operating subsidiaries.

The Company is a flexible packaging converter, supplying specialty converted paper, foil and film based products for use in a variety of end use markets. Our continuing operations operate within, and sell to customers throughout, the U.S., Canada and Europe in two operating segments — Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as the production of insulation and other products for the building materials market. Our discontinued operation is the Specialty Paper segment which we exited during 2003 in connection with our decision to shut down a paper mill in Detroit.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Packaging Dynamics Corporation and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers any highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue at the time title transfers to the customer (generally upon shipment of products) in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Shipping and handling costs are included as a component of cost of goods sold. Rebates and discounts expenses directly related to the sale are recorded as a reduction to net sales. The rebates and discounts accruals require the use of management estimates and the consideration of contractual arrangements subject to interpretation. Customer sales that reach certain award levels can affect the amount of such estimates, and actual results could differ from these estimates.

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at December 31, 2005 and 2004 consisted of the following:

	December 31,	December 31,
	2005	2004

Raw materials	$23,440	$18,609
Work-in-process	2,856	3,580
Finished goods	16,065	14,608

	$42,361	$36,797
Obsolescence reserve	(325)	(291)

Net	$42,036	$36,506

Property, Plant and Equipment

The Company capitalizes expenditures for additions and major improvements at cost and charges to operating expenses the cost of maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method, over the following estimated useful lives: generally 31 years for buildings, 15 to 31 years for improvements, 7 to 20 years for machinery and equipment and 3 to 5 years for computer software and hardware. During the second quarter of 2004, the Company changed the estimate of useful lives for certain major converting machinery and equipment from 12 years to 20 years resulting in a net reduction of annual depreciation expense of $110. Assets recorded under capital leases are amortized over the shorter of the life of the lease or useful life. Depreciation expense was $7,173, $5,901, and $6,709 for the year ended December 31, 2005, 2004 and 2003, respectively.

The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in the current operating results.

Long-Lived Assets

Long-lived assets, including property, plant and equipment and finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying amount exceeds its fair value. Finite-lived intangibles, consisting of deferred financing costs, non-compete agreements and customer contracts, are capitalized and amortized over their useful lives which range from one to twenty years.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company records goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement eliminates the requirement

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for goodwill and intangible assets with indefinite lives to be amortized to expense over time but requires instead that such assets be tested for impairment at least annually, or as circumstances dictate.

Trademarks and trade names are considered to have indefinite lives. Goodwill, along with other indefinite lived intangibles, are reviewed annually during the fourth quarter for impairment or when events or circumstances indicate that an impairment exists. See Note 5 to the financial statements for additional information.

Stock Based Compensation

At December 31, 2005, the Company has a stock-based compensation plan, which is described more fully in Note 10, “Employee Benefit Plans.” The Company accounts for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is reflected in earnings to the extent that option grants under those plans had an exercise price below the market value of the underlying common stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) issued subsequent to APB No. 25 and amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS No. 148”) defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.

	For the Years Ended December 31,
	2005	2004	2003

Net income (loss)	$8,325	$8,778	$(14,720)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(352)	(266)	(36)

Pro forma net income (loss)	$7,973	$8,512	$(14,756)

Income (Loss) Per Share:
Basic — as reported	$0.79	$0.88	$(1.52)

Basic — Pro forma	$0.75	$0.86	$(1.53)

Diluted — as reported	$0.76	$0.85	$(1.50)

Diluted — Pro forma	$0.73	$0.83	$(1.50)

The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Expected option life (years)	5	5	5
Risk-free weighted average interest rate	4.35%	3.59%	3.09%
Stock price volatility	29.0%	27.5%	27.5%
Dividend yield	2.4%	1.8%	1.9%

The weighted average fair values of options granted during 2005, 2004 and 2003 were $2.82, $3.60 and $2.67 per share, respectively.

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These costs may not be representative of the total effects on pro forma reported net income (loss) for future years. Factors that may impact disclosures in future years include the attribution of the awards to the service period, the vesting of stock options, timing of additional grants of stock option awards and number of shares granted for future awards.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company’s weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options.

In accordance with SFAS 128, “Earnings per Share,” the denominator used in the diluted earnings per share calculation is based on the control number concept, which requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

The following table details the calculation of basic and diluted earnings per share for continuing operations:

	2005	2004	2003

Income from continuing operations	$8,724	$10,056	$7,369

Weighted average shares used to determine basic earnings per share from continuing operations	10,573,137	9,927,406	9,667,301
Common stock equivalents	367,863	341,272	140,863

Weighted average shares used to determine diluted earnings per share from continuing operations	10,941,000	10,268,678	9,808,164

Basic earnings per share from continuing operations	$0.83	$1.01	$0.76

Diluted earnings per share from continuing operations	$0.80	$0.98	$0.75

Derivatives and Other Comprehensive Income (Loss)

The Company maintains interest rate derivative instruments (typically swaps or collars) that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity through accumulated other comprehensive income (loss). Such instruments are recorded at fair value, and at December 31, 2005 and 2004, the net fair value approximates an asset of $978 and $471, respectively. Net assets are included in other current assets within the accompanying consolidated balance sheet. Changes in fair value, based upon the amount at which the instrument could be settled with a third party, are recorded in other comprehensive income (loss) only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statement of operations. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense.

During the fourth quarter of 2005, management determined that paid-in capital and accumulated other comprehensive income were misstated as a result of the accounting recognition that occurred upon formation of the Company on July 1, 2002 related to unrealized losses on interest rate swaps. The total impact of the misstatement resulted in an overstatement of accumulated other comprehensive income (AOCI) and understatement of paid-in

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital of $425 on an after tax basis ($704 pre-tax). The misstatement had no impact on reported comprehensive income and other comprehensive income in any year, but did result in misstatement of the above equity amounts for every period since July 1, 2002. In order to properly state the opening balance on its Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss), the Company revised the previously reported amounts and increased Paid in Capital and decreased AOCI at December 31, 2002 by $425.

Recently Issued Accounting Pronouncements

In November 2004, the FASB released FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (which we refer to as “SFAS 151”). SFAS 151 is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes.” The Company has adopted the FSP 109-1 in the first quarter of 2005 which resulted in a decrease in the effective tax rate of approximately one percentage point. FSP 109-2 has no impact on the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC issued a ruling that FAS 123R will be effective for public companies beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that beginning with the first quarter of adoption of SFAS 123R compensation expense will be recorded for stock options and restricted stock as such items vest, while the retroactive methods would record compensation expense for all stock options and restricted stock as they vest beginning with the first period restated. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations, financial position or cash flows.

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The Company maintains allowances for potential credit losses based upon expected collectibility of all accounts receivable.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximates their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company’s interest rate swaps were a net asset of $978 and $471 at December 31, 2005 and 2004, respectively. At December 31, 2005, the fair value of amounts payable under a non-compete agreement (seven quarterly payments totaling $2,333) was estimated to be $2,166 determined by discounting the payments using a 7.5% discount rate. Also at December 31, 2005, the fair value of a $7,000 note payable on September 14, 2006 and bearing a 5% annual interest rate payable quarterly approximates $6,873 using a 7.5% discount rate.

Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the asset and liability approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax base of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred tax assets which are not likely to be realized.

Product Claim Cost

During the second quarter of 2005, the Company recorded a charge of $1,100 related to a product quality claim by a large building products customer in the Company’s Specialty Laminations segment. The charge is comprised of products to be returned by the customer, reimbursement for costs incurred by the customer relating to certain products supplied by the Company. The claim relates to de-lamination during the customer’s manufacturing process which involves the use of laminated facer material supplied by the Company. The Company has worked closely with the customer to evaluate the issues involved and make manufacturing process changes which are believed to have remedied the situation. The Company is not aware of any additional related customer or third party claims. The Company intends to analyze and evaluate the returned goods to determine whether such products have alternative uses, although there can be no assurances that there will be any alternative uses. The charge was recorded as sales returns and allowances and is reflected as a reduction to “Net sales” for the Company’s Specialty Laminations segment in the Company’s Consolidated Statement of Operations.

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

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Discontinued Operations

During the fourth quarter of 2003, the Company shut down its paper mill, located in Detroit, Michigan, and exited its Specialty Paper operation. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations, the Specialty Paper operation is classified as a discontinued operation. The financial information presented for all prior periods has been reclassified to reflect the Specialty Paper operation as a discontinued operation in the Consolidated Statement of Operations.

Loss from discontinued operations was $399, $1,278 and $22,089 in 2005, 2004 and 2003, respectively. On December 29, 2005, the Company completed the sale of its property located in Detroit, Michigan, realizing a gain of approximately $1,133 ($543 after tax). The gain was offset by approximately $1,532 ($942 after tax) of administrative costs associated with the program to maintain and dispose of the Detroit property prior to the sale. The net loss for 2004 represents approximately $2,317 ($1,402 after tax) of administrative costs associated with the ongoing program to clear the site, recover assets and dispose of the Detroit property and additional withdrawal liability from a multi-employer pension plan recorded in the fourth quarter of 2004 of $398 ($241 after tax), offset by approximately $602 ($364 after tax) of proceeds from the liquidation of equipment. In the third quarter of 2003, the Company recorded a $22,094 ($13,367 after tax) asset impairment charge and a $2,800 ($1,694 after tax) severance charge based on SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” In the fourth quarter of 2003, the Company recorded an additional charge of $1,965 ($1,189 after tax) primarily related to the write-down of parts and supplies inventories, the write-down of other current assets and for employee outplacement services, and a charge of $816 ($495 after tax) for withdrawal liability from a multi-employer pension plan. The remaining loss from discontinued operations during 2003 was the result of operating losses.

The following table details selected income statement information for the Specialty Paper operation. Interest expense was allocated to the Specialty Paper operation based on the ratio of net assets over total debt plus equity.

	Year Ended December 31,
	2005	2004	2003

Sales
External	$—	$—	$17,479
Intercompany	—	—	24,883
Discounts & Returns	—	—	(589)

Net Sales	$—	$—	$41,773

Loss from operations	$(399)	$(2,113)	$(35,206)
Interest expense	—	—	1,305

Loss before income taxes	(399)	(2,113)	(36,511)
Income tax benefit	—	835	14,422

Net loss	$(399)	$(1,278)	$(22,089)

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities associated with the Specialty Paper operation are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the Specialty Paper operation.

	December 31,	December 31,
	2005	2004

Accounts receivable trade (net of allowance for doubtful accounts of $0 and $45, respectively)	$—	$4
Other current assets	—	138

Total assets of discontinued operations	—	142

Accounts payable	—	156
Accrued liabilities	448	1,388

Total liabilities of discontinued operations	448	1,544

Net liabilities of discontinued operations	$(448)	$(1,402)

A summary of the changes in the reserves related to the severance and pension charges recorded in 2005, 2004 and 2003 in connection with the Company’s exit from the Specialty Paper operation is as follows:

	Severance	Pension
	and Benefit	Charge	Total

Balance at December 31, 2002	$—	$—	$—
Charges to expense	2,800	816	3,616
Cash payments	(1,849)	—	(1,849)

Balance at December 31, 2003	951	816	1,767
Charges to expense	228	398	626
Cash payments	(1,064)	—	(1,064)

Balance at December 31, 2004	115	1,214	1,329
Charged to expense	521	—	521
Cash payments	(394)	(1,214)	(1,608)

Balance at December 31, 2005	$242	$—	$242

Note 4 —	Acquisition

Papercon

On September 14, 2004, the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc. from the sole shareholder (the “Seller”) pursuant to an acquisition agreement dated August 6, 2004. 3141276 Canada Inc. is a Canadian corporation and the ultimate parent holding company of Papercon, Inc. (Papercon, Inc. and 3141276 Canada Inc. are collectively referred to as “Papercon”), a Georgia corporation, which conducted all of Papercon’s business operations.

Papercon, a manufacturer and marketer of a broad range of paper and foil based specialty packaging products for foodservice, supermarket, quick service restaurant and food processor customers, was headquartered at its Atlanta, Georgia manufacturing facility and had manufacturing facilities near Dallas, Texas and Los Angeles, California. The acquisition of Papercon significantly broadened the Company’s product line, customer base and geographic presence.

Packaging Dynamics acquired Papercon for aggregate consideration of approximately $66,421, net of $22,650 of cash acquired and subject to adjustment, comprised of $44,148 of cash consideration (net of cash acquired), a

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$7,000 two year note with interest payable quarterly at a 5% annual interest rate, 833,333 shares of Packaging Dynamics common stock valued at $11,575 based upon the price of the Company’s stock price near the August 6, 2004 acquisition announcement date, and approximately $3,698 representing the present value of amounts payable pursuant to a ten year non-competition agreement between the Company and Seller. In addition, the Company incurred $1,680 in other direct costs related to the acquisition, primarily accounting and legal expenses incurred in the second half of 2004.

The following table summarizes the allocation of the purchase price.

Current assets (net of $22,650 cash acquired)	$17,985
Property, plant and equipment	8,314
Intangible assets	18,998
Goodwill	38,669

Total assets acquired (net of $22,650 cash acquired)	83,966

Current liabilities	(7,881)
Deferred taxes	(7,984)

Total liabilities assumed	(15,865)

Net assets acquired (net of $22,650 cash acquired)	$68,101

The Company considered the intangible assets that should be recognized apart from goodwill. The Company performed an internal review and retained the services of an outside appraisal firm to value intangibles. Intangible assets, as reflected above, are comprised of non-contractual customer relationships of $10,500 (20 year weighted average life), trade name of $4,800 (indefinite life), and a non-compete agreement of $3,698 (twelve quarterly payments totaling $4,000 discounted at a 5% annual interest rate). The non-compete agreement is deductible for tax purposes over a 15-year period. The remaining intangible assets and goodwill are not deductible for income tax purposes.

The Company’s financial statements include the results of operations and cash flows of Papercon from September 14, 2004, the effective date of acquisition. The following table summarizes certain supplemental unaudited pro forma financial information of the Company which was prepared as if the acquisition by the Company had occurred as of the beginning of the periods presented. The unaudited pro-forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	For the Year Ended
	December 31,	December 31,
	2004	2003
	(unaudited)	(unaudited)

Net sales	$367,169	$328,924

Income from continuing operations	$11,773	$9,897

Net income (loss)	$10,495	$(12,192)

Diluted income (loss) per share of common stock:
Continuing operations	$1.08	$0.93

Net income (loss)	$0.97	$(1.15)

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Iuka

On December 4, 2003, the Company acquired the net assets of the Iuka Lamination Division (“Iuka”) of Ormet Corporation (“Ormet”) for $4,296 comprised of $5,000 in cash paid at closing less $704 received during the second quarter of 2004 pursuant to a settlement agreement with Ormet, as approved by the United States Bankruptcy court presiding over Ormet’s bankruptcy case, with respect to the working capital adjustment mechanism contained in the agreement of sale. In addition, the Company incurred $218 in other direct costs related to the acquisition. The acquisition is not considered significant and thus no pro forma financial information has been presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$5,233
Property, plant and equipment	1,258
Intangible assets	—
Goodwill	—

Total assets acquired	6,491

Current liabilities	(1,977)

Total liabilities assumed	(1,977)

Net operating assets acquired	4,514
Debt assumed	—

Net assets acquired	$4,514

Note 5 —	Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2005 consist of the following:

	Weighted
	Average Life	Carrying	Accumulated
	(Years)	Amount	Amortization	Net

Intangible assets subject to amortization
Customer contracts and relationships	19.4	$10,880	$1,075	$9,805
Covenants not to compete	9.6	4,014	714	3,300

		$14,894	$1,789	$13,105
Intangible assets not subject to amortization
Trademarks and trade names		$4,800	$—	$4,800
Goodwill		81,263	—	81,263

		$86,063	$—	$86,063

Total intangible assets and goodwill		$100,957	$1,789	$99,168

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets at December 31, 2004 consist of the following:

	Weighted
	Average Life	Carrying	Accumulated
	(Years)	Amount	Amortization	Net

Intangible assets subject to amortization
Customer contracts and relationships	19.4	$10,880	$526	$10,354
Covenants not to compete	9.6	4,014	331	3,683

		$14,894	$857	$14,037
Intangible assets not subject to amortization
Trademarks and trade names		$4,800	$—	$4,800
Goodwill		81,263	—	81,263

		$86,063	$—	$86,063

Total intangible assets and goodwill		$100,957	$857	$100,100

Goodwill for 2005, 2004 and 2003 is as follow:

	Year Ended December 31,
	2005	2004	2003

Balance at beginning of period:	$81,263	$43,724	$42,771
Adjustments — purchase accounting	—	(1,130)	—
Additions	—	38,669	953

Balance at end of period	$81,263	$81,263	$43,724

Amortization expense for intangible assets subject to amortization was $932, $347 and $354 for the year ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for the years 2006, 2007, 2008, 2009 and 2010 is estimated to be $906, $906, $904, $904 and $904, respectively.

Note 6 —	Long-Term Debt

Long-term debt at December 31, 2005 and 2004 consists of the following:

	December 31,	December 31,
	2005	2004

Senior Credit Facility:
Term A Loan	$19,500	$24,750
Term B Loan	82,987	83,829
Revolving credit loan	1,500	900
Seller note payable	7,000	7,000

Subtotal	110,987	116,479
Current maturities of long term debt	(14,093)	(6,093)

Long-term debt	$96,894	$110,386

Senior Credit Facility

The Company maintains a credit facility with a group of banks (the “Senior Credit Facility”) that provides for Term A and Term B Loans totaling $115,000 and a $50,000 revolving credit facility, up to $8,000 of which could be in the form of letters of credit. The Company’s primary operating subsidiary, Packaging Dynamics Operating

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company (“PDOC”), entered into the Senior Credit Facility during the third quarter of 2003 and amended the agreement to expand its capacity during the fourth quarter of 2004. The Company also amended the Senior Credit facility during 2005 to reduce interest rates and fees. Borrowings are collateralized by substantially all of the stock and assets of the Company’s operating subsidiaries.

As of December 31, 2005, the Term A Loan had a balance of $19,500. The required aggregate annual payments, payable in quarterly installments, total $6,250, $7,250 and $6,000 in years 2006 through 2008, respectively. As of December 31, 2005, the Term B Loan had a balance of $82,987. The aggregate annual payments, payable in equal quarterly installments, total $843 in years 2006 through 2008 and $80,459 in 2009. The revolver had a balance of $1,500 as of December 31, 2005. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September  29, 2009.

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

The Term A Loan and revolving loans bear interest at rates of up to 1.25% plus the base rate, in the case of Base Rate Loans, and up to 2.25% plus LIBOR, in the case of Eurodollar Loans. The Term B Loan bears interest at rates of 1.25% plus the base rate, in the case of Base Rate Loans, and 2.25% plus LIBOR, in the case of Eurodollar Loans. At December 31, 2005, the interest rates on borrowings under the Term A Loan and the Term B Loan were 2.00% plus LIBOR (4.03%) and 2.25% plus LIBOR (4.03%), respectively. At December 31, 2004, the interest rates on borrowings under the Term A Loan and the Term B Loan were 3.0% plus LIBOR (1.98%) and 3.0% plus LIBOR (1.98%), respectively. At December 31, 2003, the interest rates on borrowings under the Term A Loan and the Term B Loan were 3.0% plus LIBOR (1.15%) and 3.5% plus LIBOR (1.15%), respectively.

As of December 31, 2005, the Company had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. The Company has an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. The Company has an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in the Company paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, the Company has two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. The Company purchased these caps for a cap premium of $376 of which $111 was amortized during 2005. These caps limit the Company’s LIBOR rate for $30,000 of its Senior Credit Facility indebtedness at a maximum rate of 4.00%.

Under the Senior Credit Facility, as amended, the Company is required to comply on a quarterly basis with the following four financial covenants:

•	under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.25 to 1 at December 31, 2005 to 4 to 1;

•	under the senior secured leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total secured funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 3.50 to 1 at December 31, 2005 to 3 to 1;

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments (excluding the $7,000 seller note issued in connection with the Papercon acquisition) of the Company and its consolidated subsidiaries must be equal to or greater than certain specified levels, increasing from 1.15 to 1 at December 31, 2005 to 1.2 to 1; and

•	under the net worth covenant, Packaging Dynamics’ consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics, and (3) 75% of the amount added to the equity of Packaging Dynamics in accordance with GAAP in connection with the Papercon acquisition.

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

The Senior Credit Facility also contains various negative covenants that, among other things, require Packaging Dynamics and its subsidiaries to limit future borrowings and payments to related parties and restricts Packaging Dynamics’ ability and the ability of its subsidiaries to merge or consolidate. In addition, the Senior Credit Facility prohibits changes in the nature of business conducted by the Company and its subsidiaries. The failure to comply with the covenants would result in a default under the Senior Credit Facility and permit the lenders under the Senior Credit Facility to accelerate the maturity of the indebtedness governed by the Senior Credit Facility.

The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company (“PDOC”) to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of December 31, 2005, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($103,987 as of December 31, 2005) and foreclosure on the collateral securing those obligations.

The Senior Credit Facility limits and restricts the payment of dividends and distribution or transfer of assets by Packaging Dynamics and its subsidiaries. Dividends to shareholders may not exceed $4,000 in any twelve month period. Additionally, any redemption or repurchase of capital stock of the Company other than as defined in the Senior Credit Facility is not permitted. As a result, substantially all of PDOC’s net assets are restricted.

Seller Note Payable

On September 14, 2004, the Company issued a $7,000 note to the seller in connection with the acquisition of Papercon. The note matures on September 14, 2006 and bears an annual interest rate of 5% payable quarterly. This

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

note is unsecured and subordinated to the Senior Credit Facility. See Note 8 to the Company’s annual consolidated financial statements for further information.

Maturities

Maturities of long-term debt greater than one year outstanding at December 31, 2005 were:

Year ending December 31:
2006	$14,093
2007	8,092
2008	8,343
2009	80,459

$110,987

Note 7 —	Operating Segment Information

Our continuing operations operate within, and sell to customers throughout, the U.S., Canada and Europe in two operating segments — Food Packaging and Specialty Laminations. The Food Packaging segment converts paper, film and foil into a variety of specialty value-added food packaging products. The Specialty Laminations segment produces multi-layer laminated structures from a variety of substrates (foil, paper, paperboard and film), adhesives and coatings for use in various food, consumer, medical and industrial packaging applications as well as in the production of insulation and other products for the building materials market. Corporate administrative expenses are allocated to the segments on a direct basis where appropriate with the remainder being allocated based on revenues. Corporate assets are allocated based on revenues. During 2005, approximately 94.0% of the Company’s sales were to United States customers, with substantially all of the remaining 6% to customers in Europe.

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of Segment Operating Income to the Company’s consolidated financial statements is as follows:

	Year Ended December 31,
	2005	2004	2003

Net Sales:
Food Packaging	$279,643	$213,053	$172,882
Specialty Laminations	86,255	95,454	73,720
Elimination of Specialty Laminations intercompany sales	(4,938)	(3,534)	(3,158)

Total	$360,960	$304,973	$243,444

Segment Operating Income:
Food Packaging	$18,753	$14,572	$12,091
Specialty Laminations	4,079	7,895	6,501

Total	22,832	22,467	18,592
Asset sales and disposals	—	55	(813)
Facility exit costs	(341)	—	—
Interest expense	(8,306)	(5,900)	(5,674)

Income before income taxes	$14,185	$16,622	$12,105

Purchase of Property, Plant and Equipment:
Food Packaging	$4,047	$4,732	$5,928
Specialty Laminations	2,943	1,349	344

Total	$6,990	$6,081	$6,272

Depreciation and Amortization:
Food Packaging	$6,409	$4,503	$3,895
Specialty Laminations	1,695	1,741	1,647
Discontinued operations	—	—	1,521

Total	$8,104	$6,244	$7,063

	December 31,
	2005	2004

Total Assets
Food Packaging	$183,176	$185,342
Specialty Laminations	49,037	43,183
Discontinued operations	—	142

Total	$232,213	$228,667

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004

Goodwill
Food Packaging	$70,057	$70,057
Specialty Laminations	11,206	11,206

Total	$81,263	$81,263

Note 8 —	Related Party Transactions

As further discussed in Note 4 — Acquisitions, pursuant to an acquisition agreement (the “Acquisition Agreement”) dated August 6, 2004, Packaging Dynamics acquired 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc., the parent holding company of Papercon, Inc. (“Papercon”), from its sole shareholder (the “Seller”). The acquisition closed on September  14, 2004. Prior to the Papercon acquisition, the Seller was not affiliated with the Company. Effective with the closing, the Seller became an officer of the Company. Effective September 21, 2005, Seller was appointed to Packaging Dynamics’ Board of Directors and effective January  1, 2006, Seller resigned as an officer of the Company. In connection with the Papercon acquisition, the Company entered into the Acquisition Agreement and several related agreements with the Seller. Certain of these agreements obligate the Company to make payments to, or take other action for the benefit, of the Seller as discussed below.

Pursuant to the Acquisition Agreement, Packaging Dynamics acquired Papercon for aggregate consideration of approximately $66,421, net of $22,650 of cash acquired.

The Company issued a $7,000 two year Seller Note to the Seller which is due and payable on September 14, 2006. The principal amount payable under the Seller Note accrues interest at a rate of 5% per year, which is due and payable in cash on a quarterly basis. The Company has the right to set-off against its payment obligations under the Seller Note for the full amount of any indemnification obligations required to be paid by the Seller under the Acquisition Agreement. Events of default under the Seller Note would include the Company’s failure to make any payment that is not subject to a claim for set-off, a material breach of any of the Company’s representations and warranties under the Seller Note that are not cured within 30 days of notice of such breach and the bankruptcy or general insolvency of the Company. In addition, a default by the Company under the Non-Competition Agreement would constitute a cross-default under the Seller Note. In the event of a default and upon written notice of the Seller (except in the case of default due to the bankruptcy or general insolvency of the Company, in which case written notice is not required), the balance of consideration due under the Seller Note would become immediately due and payable and would also accrue interest at a rate of 12% per year until such time as the event of default is cured by the Company (or waived by the Seller) or all amounts due are paid in full.

In connection with the Seller Note, the Seller entered into an intercreditor agreement with Bank of America, the administrative agent for the Company’s credit facility, pursuant to which payments under the Seller Note are subordinated to payments under the Company’s senior credit facility, as amended.

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

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company and the Seller entered into a registration rights agreement, dated September 14, 2004 (the “Papercon Seller Registration Rights Agreement”), between the Company, the Seller and Packaging Investors, L.P. (“Packaging Investors”). The Company also amended its existing registration rights agreement (the “Initial Registration Rights Agreement”) with, among others, Packaging Investors. Pursuant to the Papercon Seller Registration Rights Agreement, the Seller has the right, under certain circumstances, to require the Company to register his shares of Seller Common Stock for sale in the public markets. The Seller also has piggyback registration rights to include his shares in any registration statement which the Company files on its own behalf (other than for employee benefit plans and business acquisitions or corporate restructurings) or on behalf of other stockholders. The Company amended the Initial Registration Rights Agreement to provide for the piggyback registration rights granted to the Seller under the Papercon Seller Registration Rights Agreement. In addition, under the Papercon Seller Registration Rights Agreement, until the date on which the Seller ceases to own at least 5% of the outstanding shares of Seller Common Stock, at each annual meeting of stockholders, the Company has agreed to nominate or cause to be nominated the Seller for election to the board of directors of the Company. The Seller and Packaging Investors have agreed that until the date (a) on which Packaging Investors ceases to own at least 20% of the outstanding shares of Seller Common Stock, the Seller will vote any shares of Seller Common Stock then owned by him to nominate and elect the individual designated by Packaging Investors for election to the board of directors of the Company and (b) on which the Seller ceases to own at least 5% of the outstanding shares of Seller Common Stock, Packaging Investors will vote any shares of Seller Common Stock then owned by it to nominate and elect the Seller for election to the board of directors of the Company.

In connection with the Papercon acquisition, Papercon entered into a new lease (the “Lease”) with respect to its Atlanta headquarters and facilities, effective as of September 14, 2004, with GHGA Properties, L.P. (the “Landlord”), a limited partnership wholly-owned and controlled by the Seller. The initial term of the Lease is five years and has options to renew for three additional five-year terms. The monthly rent for the initial and first renewal terms has been fixed at $49 and $52, respectively, with the subsequent renewal terms to be set at the market rate as agreed upon by the parties. The payment and performance of the obligations arising under the Lease are guaranteed pursuant to a separate guaranty by the Company in favor of Landlord. This arrangement was amended during the fourth quarter of 2004 and is reflected in the accompanying financial statements as an operating lease.

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities. The components of the income tax provision on income from continuing operations shown in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2005	2004	2003

Income tax provision:
Current	$4,234	$864	$2,605
Deferred	1,227	5,702	2,131

	$5,461	$6,566	$4,736

The provision recognized for income taxes relating to continuing operations differs from the amount determined by applying the U.S. federal income tax rate of 35% due to the following:

	Year Ended December 31,
	2005	2004	2003

Income from continuing operations before income taxes	$14,185	$16,622	$12,105

Computed expected provision at the statutory rate	$4,965	$5,818	$4,237
Adjustments to the computed expected provision resulting from:
Benefit from American Jobs Creation Act of 2004	(142)	—	—
State income taxes, net	561	831	605
Other, net	77	(83)	(106)

	$5,461	$6,566	$4,736

Deferred tax liabilities (assets) were comprised of the following:

	December 31,
	2005	2004

Deferred Tax Assets:
Compensation accruals	$(1,409)	$(1,363)
Restructuring accruals	—	(619)
NOL carryforward	—	(492)
Other	(715)	(899)

	$(2,124)	$(3,373)

Deferred Tax Liabilities:
Depreciation	$9,067	$8,096
Intangible assets	9,810	9,138
Derivative instruments	281	37

	$19,158	$17,271

Net Deferred Tax Liability	$17,034	$13,898

Realization of deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. The Company has considered the weight of available evidence and concluded more likely than not that it will realize its recorded deferred tax assets and consequently no valuation allowance has been established.

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides for a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company adopted the provision of the Act in 2005 which resulted in a decrease in the effective tax rate of approximately one percentage point.

Note 10 —	Employee Benefit Plans

The Company sponsors two 401(k) plans. All employees over twenty-one years of age, except for certain employees subject to collective bargaining agreements, are covered by one of these plans. Eligibility varies from three to six months following the date of hire. Matching contributions vary from 4% to 5% depending on the plan. The vesting period ranges from three years to five years. Company contributions were approximately $1,021, $933 and $823 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company sponsors a nonqualified deferred compensation plan into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, make matching or incentive contributions to the plan. The plan was adopted on January 1, 2003 and Company contributions to the plan during 2005, 2004 and 2003 were $28, $32 and $13, respectively.

Long-Term Incentive Stock Plans —

During 2002, Packaging Dynamics adopted the 2002 Long-Term Stock Incentive Plan which authorizes the grant of stock options to participants with respect to a maximum of 1,400,000 shares of the Company’s common stock. During 2002, the Company granted to management, for incentive purposes and in consideration of their waiver of cash payments under a prior long-term incentive compensation plan, stock options for the purchase of an aggregate of 814,787 shares of its common stock under the 2002 Long-Term Incentive Stock Plan. Additionally, during 2002, Packaging Dynamics granted to certain former employees stock options for the purchase of an aggregate of 29,047 shares of its common stock under individual nonqualified stock option agreements in consideration of their waiver of cash payments under a prior long-term incentive compensation plan. The options have an exercise price of $3.90 per share, which was below the fair market value of Packaging Dynamics’ common stock on the grant date and 730,622 options, although fully vested, did not become exercisable for three years after the grant date. Consequently, for such options the Company had the right to repurchase an executive’s options if he terminated employment before the end of the three-year period. No options were repurchased during the three-year period.

During 2005, the Company adopted the 2005 Long-Term Stock Incentive Plan which authorizes the grant of stock options at a fair market value, as defined, to participants with respect to a maximum of 900,000 shares of the Company’s common stock.

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to the plans was as follows:

			Weighted
	Shares Under	Option Price	Average
	Option	Range ($)	Exercise Price ($)

Outstanding at December 31, 2002	786,087	3.90	3.90
Granted	298,000	6.20 - 10.50	9.87
Exercised	(62,739)	3.90	3.90
Canceled	(56,304)	3.90	3.90

Outstanding at December 31, 2003	965,044	3.90 - 10.50	5.74
Granted	368,000	12.08 - 14.40	14.35
Exercised	—	—	—
Canceled	(41,332)	6.31 - 10.50	9.82

Outstanding at December 31, 2004	1,291,712	3.90 - 14.40	8.07
Granted	362,000	10.20 - 14.20	10.93
Exercised	(231,412)	3.90 - 12.70	4.63
Canceled	(53,999)	10.50 - 14.40	12.75

Outstanding at December 31, 2005	1,368,301	3.90 - 14.40	9.22

Options exercisable under the 2002 and 2005 Long Term Incentive Stock Plan were 715,652, 93,342 and 0 at December 31, 2005, 2004 and 2003, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

			Weighted
		Weighted	Average
		Average	Remaining
Range of	Options	Exercise	Contractual	Options
Exercise Prices ($)	Outstanding	Price ($)	Life (Years)	Exercisable

3.90	469,301	3.90	6.50	469,301
6.20 - 7.00	26,000	6.54	7.18	17,337
10.20	289,000	10.20	6.98	—
10.50 - 14.28	292,000	11.86	5.43	131,675
14.40	292,000	14.40	6.00	97,339

3.90 - 14.40	1,368,301	9.22	6.28	715,652

As of December 31, 2005, 2004 and 2003, there were 623,198, 31,199 and 357,867 shares available for grant, respectively. The weighted average fair value at date of grant for options whose exercise price was less than the market price of the stock on the date of grant during 2003 was $2.08. There were no options granted in 2005 and 2004 for which the exercise price is less than the market price on the date of grant. The weighted average fair value at date of grant for options whose exercise price was equal to the market price of the stock on the grant date during 2005, 2004 and 2003 was $2.82, $3.60 and $2.93, respectively. There were no options granted in 2005, 2004 or 2003 for which the exercise price was greater than the market price on the date of grant.

Note 11 —	Commitments and Contingencies

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

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

Lease Commitments

The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipment. Rental expense amounted to $2,517, $1,707 and $1,704 for the year ended December 31, 2005, 2004 and 2003, respectively.

Future minimum rental commitments, including capital lease obligations, with noncancelable terms in excess of one year are as follows:

Year ending December 31:
2006	$2,486
2007	1,909
2008	1,646
2009	1,308
2010	587
Thereafter	3,970

$11,906

Accumulated amortization on capital leases as of December 31, 2004, 2003 and 2002 was $169, $94, and $19, respectively.

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

Papercon has been identified as a potentially-responsible-party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) with respect to the Constitution Road Drum Superfund Site located in Atlanta, Georgia by virtue of having allegedly sent drums, totes, or other containers to the site containing substances classified as hazardous under CERCLA. During 2005, the Company and other PRPs formed the Constitution Road PRP Group to develop a plan to resolve liabilities of the members at the site. Each of the members of the PRP Group is jointly and severally liable for the site. Based on the most currently available information, the liability of the entire PRP Group is currently estimated to be approximately $2,200 in the aggregate. The plan may include activities such as negotiation with United States Environmental Protection Agency (“EPA”), evaluation of cleanup alternatives, as well as hiring contractors to do cleanup work at the site. At December 31, 2005, the Company has a accrual of $250 related to its estimate of the Company’s obligations with respect to this site. However, there can be no assurances that this accrual will be adequate. Factors which are likely to impact the Company’s potential liability include, but may not be limited to, the amount and content of any

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hazardous substances that Papercon and other parties may have sent to the site, the ultimate cost to remediate the site and the contributions of other parties towards the cost of remediation. In addition, the Company is evaluating its rights under indemnification provisions in agreements executed in connection with the acquisition of Papercon.

Note 12 —	Asset Sales and Disposals

During 2004, we sold property within our Specialty Laminations operating segment which resulted in a gain of $55. During 2003 the Company idled certain converting equipment in its Chicago, Illinois and Baxter Springs, Kansas manufacturing facilities due to the purchase of five new bag machines in 2003. These manufacturing improvements and certain other productivity improvements resulted in a loss in 2003 of $813 on the sale or disposal of the equipment.

Note 13 —	Facility Exit Costs and Restructuring Charge

Facility Exit Costs

During 2005, the Company announced the closing of its manufacturing plant in Farmers Branch, Texas. The plant is part of the Company’s Food Packaging segment and employs approximately 55 people. Operations at the plant continued into January 2006 when production was transferred to other facilities. During 2005, the Company recorded $341 of facility exit costs associated with this initiative, including $168 of severance costs, $90 of accelerated depreciation on abandoned assets and $83 of other exit costs. Including the charges incurred during the fourth quarter of 2005, the Company expects to incur a total of $1,500 of costs related to this initiative primarily through the first quarter of 2006, including: approximately $400 of charges related to severance and asset impairment; approximately $600 of lease liability costs upon abandonment of the facility; and approximately $500 of costs related to relocating production assets.

At December 31, 2005, the Company had established a reserve of $160 related to the severance costs, reflected in the following table:

For the Year Ended
December 31, 2005

Balance at the beginning of the year	$—
Charges taken	168
Payment of severance and benefits	(8)

Balance at the end of the year	$160

Note 14 —	Unaudited Quarterly Results

Summarized unaudited quarterly data for the years ended December 31, 2005 and 2004 were as follows:

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2005	2005	2005	2005

Net sales	$86,784	$89,055	$93,015	$92,106
Gross profit	12,676	11,003	12,471	12,398
Income from operations	5,739	5,201	5,423	6,128
Net income from continuing operations	2,245	1,943	2,047	2,489
Income (loss) from discontinued operations	(223)	(174)	(137)	135
Net income	2,022	1,769	1,910	2,624
Diluted earnings (loss) per share:
Continuing operations	$0.21	$0.18	$0.19	$0.23
Discontinued operations	$(0.02)	$(0.02)	$(0.02)	$0.01
Net income	$0.19	$0.16	$0.17	$0.24

PACKAGING DYNAMICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2004	2004	2004	2004

Net sales	$68,534	$69,742	$74,314	$92,383
Gross profit	9,060	10,167	10,458	13,378
Income from operations	4,292	5,720	5,360	7,150
Net income from continuing operations	1,871	2,760	2,315	3,110
Loss from discontinued operations	(389)	(310)	(122)	(457)
Net income	1,482	2,450	2,193	2,653
Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.28	$0.23	$0.29
Discontinued operations	$(0.04)	$(0.04)	$(0.01)	$(0.05)
Net income	$0.15	$0.24	$0.22	$0.24

Note 15 —	Subsequent Events

On February 24, 2006, the Company announced that it has entered into an agreement and plan of merger with Thilmany, L.L.C. pursuant to which the stockholders of the Company will receive, for each outstanding share of the Company’s common stock, $14.00 in cash. As a result of the merger, the Company will become a wholly owned subsidiary of Thilmany. The consummation of the merger is subject to, among other things, the approval of the Company’s stockholders and customary regulatory approvals. The merger is expected to be completed during the second quarter of 2006.

On March 2, 2006, a purported stockholders class action complaint, captioned Camp Ger, Inc. and Ruthy Parness v. Frank V. Tannura et al., was filed by two stockholders of the Company in the Court of Chancery of the State of Delaware against the Company, the Company’s directors, Packaging Investors and Thilmany challenging the proposed merger.

The complaint alleges causes of action for (i) illegal and unenforceable limits placed on the board of directors’ exclusive authority and duties to govern the business and affairs of the Company by the stockholders agreement between the Company and Packaging Investors pursuant to which Packaging Investors has been granted special approval rights with respect to certain extraordinary corporate transactions under certain circumstances and (ii) breach of fiduciary duty against the Company’s directors for not providing an effective fiduciary out for the board of directors’ exercise of its continuing fiduciary duties in the sale of the Company. The complaint seeks, among other things, to enjoin the merger, to invalidate Packaging Investors’ special approval rights under the stockholders agreement, to rescind any actions taken to effect the merger, to require the defendants to fully disclose all material information regarding the merger and to direct the defendants to disgorge all their profits from the merger.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

In addition to our responsibilities with respect to an evaluation of our disclosure controls and procedures, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, are in the process of performing the assessments required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC (collectively, the “Section 404 requirements”). We are not deemed to be an Accelerated Filer for 2005 and thus the earliest we will be required to include a report on management’s assessment of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K will be the year ending December 31, 2006. When applicable, our independent registered public accounting firm will also be required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. We have been and are continuing to devote significant resources to prepare for the Section 404 requirements. There can be no assurances that once completed, management’s assessment and the independent registered public accounting firm’s attestation will not report any material weaknesses in our internal control over financial reporting.

In connection with our response to the rules pertaining to the evaluation of our disclosure controls and procedures, as well as our response to the Section 404 requirements pertaining to the assessment of our internal control over financial reporting, we are reviewing, documenting and testing our disclosure controls and procedures and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. For example, we are evaluating, documenting and testing our key controls over financial reporting in preparation for management’s assessment under the Section 404 requirements. These efforts are likely to lead to changes in our internal control over financial reporting, including enhanced documentation of certain of these internal controls.

Changes in internal control over financial reporting.

Except as further described in the following paragraphs, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In 2004 and 2005, the Company implemented a new enterprise wide financial accounting software system at each of its facilities. The Company continues to implement additional modules and enhance its use of the financial and accounting software system.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Company’s annual meeting of the stockholders for 2006 has been postponed due to the pending merger with Thilmany. If the merger is not consummated, an annual meeting of stockholders will be rescheduled.

The following table sets forth the name and age of, and the recent business experience and certain other information for each director of the Company:

			Term to
Name	Principal Occupation or Employment	Age	Expire

	Nominees
George V. Bayly	Mr. Bayly has served as a Director of the Company since March 2002 and a member of the Packaging Holdings, L.L.C., the predecessor entity of the Company (“Packaging Holdings”), management committee since January 2001. Mr. Bayly served as interim Chief Executive Officer of U.S. Can Corporation from April 2004 to January 2005. He served as Chairman of the Board and Chief Executive Officer of Ivex from January 1991 until June 2002 when Ivex was acquired by Alcoa. Mr. Bayly is also Executive Chairman of U.S. Can Corporation and a director of Acco Brands Corporation, TreeHouse Foods, Inc. and Huhtamaki Oyi.	63	2007
Anthony P. Scotto	Mr. Scotto has served as a Director of the Company since March 2002. He also has served as a member of the Packaging Holdings management committee since November 1998 and was a director of Ivex from August 1995 until June 2002 when Ivex was acquired by Alcoa. Since July 2004, Mr. Scotto has been a Partner of Roark Capital Group, an investment advisory firm. From September 1999 to June 2004, Mr. Scotto was a Managing Director of Oak Hill Advisors, Inc., an investment advisory firm.	59	2007
Frank V. Tannura	Mr. Tannura has served as Chairman of the Board since July 1, 2002, a Director of the Company since March 2002, Chief Executive Office of the Company since September 2004 and as a member of the Packaging Holdings management committee since November 1998. Mr. Tannura served as a director of Ivex from August 1999 to June 2002, as an Executive Vice President and Chief Financial Officer of Ivex from February 1999 to June 2002 and Vice President and Chief Financial Officer from October 1989 to February 1999.	49	2007
William J. White	Mr. White has served as a Director of the Company since July 1, 2002. Mr. White was a director of Ivex from 1997 until June 2002 when Ivex was acquired by Alcoa, and has been a professor at Northwestern University since January 1998. Mr. White served as Chairman of the Board and Chief Executive Officer of Bell & Howell Company from February 1993 to December 1997 and of Bell & Howell Operating Company from February 1990 to December 1997. He is also a director of Reader’s Digest Association, Inc.	67	2007
Gaby A. Ajram	Mr. Ajram has served as a Director of the Company since September 21, 2005 and as Vice President of the Company from September 2004 to December 2005. Mr. Ajram served as President of Papercon from 1991 to 2005.	60	2007

Executive Officers of the Company

Set forth below are the name, age, positions and offices held (as of the date hereof) and a brief account of the business experience for each executive officer of the Company.

Name	Age	Information

Frank V. Tannura	49	Mr. Tannura has served as the Chairman of the Board since July 1, 2002, a Director of the Company since March 2002, Chief Executive Officer of the Company since September 2004 and as a member of the Packaging Holdings management committee since November 1998. Mr. Tannura served as a director of Ivex from August 1999 to June 2002, as an Executive Vice President and Chief Financial Officer of Ivex from February 1999 to June 2002 and Vice President and Chief Financial Officer from October 1989 to February 1999. From 1996 to December 2005, Mr. Tannura also served as Vice President of Valentine Paper, Inc. (‘Valentine‘). On June 6, 2005, Valentine filed a voluntary plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Patrick T. Chambliss	38	Mr. Chambliss has served as Vice President, Chief Financial Officer and Secretary of the Company since September 2004. Mr. Chambliss served as a consultant to the Company from October 2003 to September 2004. From 1997 to 2003 Mr. Chambliss was employed by the investment banking division of Merrill Lynch & Co., most recently as Vice President in the Mergers and Acquisitions group.
Eugene J. Gentili	59	Mr. Gentili was appointed Executive Vice President and General Manager — Food Packaging in March 2005. Prior to joining Packaging Dynamics, Mr. Gentili served as President and Chief Executive Officer of Mullinix Packages, Inc. from January 2003 to March 2005 and Vice President and General Manager of Ivex from 1996 to 2003.
Jeremy S. Lawrence	55	Mr. Lawrence has served as Vice President and General Manager — Specialty Laminations since October 2001. He joined Packaging Holdings in August 2000 as Vice President of Human Resources. Mr. Lawrence served as Vice President — Human Resources for Ivex from 1991 to July 2000.
David E. Wartner	39	Mr. Wartner has served as Vice President, Finance and Corporate Controller of the Company since January 2005. Mr. Wartner served as Vice President and Chief Financial Officer of SEI Information Technology from 2003 to January 2005 and of the Company from July 2002 to December 2002. Mr. Wartner served as Vice President and Corporate Controller of Ivex prior to July 2002.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer, all employees of the Company’s subsidiaries and each member of the Company’s Board of Directors. The Code of Business Conduct and Ethics is available at the Company’s website at www.pkdy.com under the heading “Investor Relations.”

Determination of Director Independence

The Board of Directors is required under the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”) to affirmatively determine the independence of each director and to disclose such determination in the proxy statement for each annual meeting of stockholders of the Company. The Board has determined that Messrs. Bayly, Scotto and White are independent directors as such term is defined in Rule 4200(a)(15) of Nasdaq.

Each member of the Audit Committee is an independent director as defined by Rule 4200(a)(15) of Nasdaq and the additional independence criteria set forth in Rule 4350(d) of Nasdaq. The Board has determined that

Messrs. Bayly, Scotto and White are audit committee financial experts as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC based upon their business experience as described above under the caption “Information Concerning Nominees.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC and the Nasdaq National Market initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with in all respects.

Item 11.	Executive Compensation

Directors’ Compensation

During 2005, a retainer of $32,000 was paid to Messrs. Bayly, Scotto and White, respectively, for their services from January 1, 2005 through December 31, 2005. An additional retainer of $7,500 was paid to Mr. Scotto for his services rendered as the Chairman of the Audit Committee and an additional retainer of $3,000 was paid to Mr. White for his services rendered as the Chairman of the Compensation Committee. In addition, each of the non-employee directors received 5,000 non-qualified stock options on December 22, 2005 for services rendered during 2005. The options for services rendered by non-employee directors during 2005 allow such directors to purchase shares of Common Stock at an exercise price equal to the fair market value of Common Stock on the date of grant. Each grant will vest as to 33 1/3% of the shares on the first three anniversary dates of the grant.

Executive Compensation

Summary Compensation Table.  The following table sets forth the compensation paid by the Company to (i) the Company’s chief executive officer, and (ii) each of the Company’s four most highly compensated executive officers other than the chief executive officer whose annual salary and bonus exceed $100,000 and who served as executive officers of the Company during 2005 (the “Named Executive Officers”), in each case for all services rendered during the fiscal years 2005, 2004, and 2003:

Summary Compensation Table

		Annual		Long-Term Compensation(8)(9)
		Compensation(6)(7)		Securities	All Other
		Salary	Bonus	Underlying	Compensation
Name and Principal Position	Year	($)	($)	Options/SARs (#)	(10)($)

Frank V. Tannura	2005	383,333	—	60,000	22,623
Chairman of the Board and	2004	287,420	162,000	60,000	16,027
Chief Executive Officer(1)	2003	250,000	93,000	46,667	9,159
Phillip D. Harris	2005	266,250	—	—	148,316
President and	2004	325,000	130,000	35,000	22,196
Chief Operating Officer(2)	2003	322,917	121,000	83,333	17,193
Gaby A. Ajram	2005	250,000	—	5,000	—
Vice President(3)	2004	74,532	—	35,000	—
Eugene J. Gentili	2005	217,708	—	90,000	3,381
Executive Vice President, and
General Manager — Food Packaging (4)
Jeremy S. Lawrence	2005	200,000	—	25,000	13,242
Vice President and General	2004	196,250	100,000	25,000	12,292
Manager — Specialty Laminations	2003	185,000	80,000	20,000	8,042
Patrick T. Chambliss	2005	204,167	—	30,000	6,653
Vice President and	2004	248,427	50,000	65,000	81
Chief Financial Officer(5)

(1)	Mr. Tannura became the CEO of the Company in September 2004.

(2)	Mr. Harris resigned as President and Chief Operating Officer of the Company on September 30, 2005. Mr. Harris remains employed by the Company in a non-officer position.

(3)	Mr. Ajram commenced employment with the Company in September 2004 when Papercon was acquired. Mr. Ajram resigned as Vice President and President of Papercon on December 31, 2005. Mr. Ajram remains as a Director of the Company.

(4)	Mr. Gentili commenced employment with the Company in March 2005.

(5)	Mr. Chambliss commenced employment with the Company on September 14, 2004. Prior to his employment with us, Mr. Chambliss was a consultant to the Company.

(6)	Includes amounts deferred pursuant to the Company’s 401(k) Retirement Plan and Trust and the Company’s Non-Qualified Deferred Compensation Plan.

(7)	The column designated by the Securities Exchange Commission (the “SEC”) for the reporting of “Other Annual Compensation” has been deleted because no such compensation in 2003, 2004 or 2005 reached a level that required such disclosure.

(8)	The column designated by the SEC pursuant to the applicable regulations for the reporting of “restricted stock awards” has been deleted because no restricted stock was awarded to any of the named executive officers.

(9)	The column designated as “LTIP Payouts” by the SEC has been deleted because no such payouts were made by the Company to any of the named executive officers.

(10)	The 2005 All Other Compensation column includes: (a) the Company’s matching contributions under Packaging Dynamics’ 401(k) Plan during fiscal 2005 as follows: $7,000 to Mr. Tannura; $7,000 to Mr. Harris, $1,833 to Mr. Gentili, $7,000 to Mr. Lawrence and $6,167 to Mr. Chambliss; (b) the Company’s matching contributions under the Packaging Dynamics Nonqualified Deferred Compensation Plan during 2005 as follows: $14,813 to Mr. Tannura, $7,950 to Mr. Harris and $5,000 to Mr. Lawrence; (c) the Company’s payment of certain group term life insurance benefits during fiscal year 2005 as follows: $810 for Mr. Tannura, $3,366 for Mr. Harris, $1,548 for Mr. Gentili, $1,242 for Mr. Lawrence and $486 for Mr. Chambliss; and (d) the Company’s payment of $130,000 of certain separation obligations to Mr. Harris.

Option/SAR Grants in Last Fiscal Year

		Individual Grants
			Closing
			Market	Number of	% of Total			Potential Realizable Value
			Price at	Securities	Options/SARs	Exercise		at Assumed Annual Rate
			Grant	Underlying	Granted to	Or Base		of Stock Price Appreciation
		Date	Date	Options/SARs	Employees in	Price	Expiration	for Option Term(3)
Name		Granted	($/Share)	Granted(#)	Fiscal Year(2)	($/Share)	Date	0%($)	5%($)	10%($)

Frank V. Tannura	(1)	12/22/2005	10.20	60,000	16.6	10.20	12/22/2012	0	249,145	580,615
Chairman and Chief Executive Officer
Phillip D. Harris		—	—	—	—	—	—	—	—	—
President and Chief Operating Officer
Gaby A. Ajram	(1)	12/22/2005	10.20	5,000	1.4	10.20	12/22/2012	0	20,762	48,385
Vice President
Eugene J. Gentili	(1)	12/22/2005	10.20	40,000	11.0	10.20	12/22/2012	0	166,097	387,077
Executive Vice President and General Manager — Food Packaging	(1)	4/1/2005	13.70	50,000	13.8	13.70	4/1/2012	0	278,864	649,871
Jeremy S. Lawrence	(1)	12/22/2005	10.20	25,000	6.9	10.20	12/22/2012	0	103,811	241,923
Vice President and General Manager — Specialty Laminations
Patrick T. Chambliss	(1)	12/22/2005	10.20	30,000	8.3	10.20	12/22/2012	0	124,573	290,307
Vice President and Chief Financial Officer

(1)	The options specified in this row reflect each named executive officer’s portion of the Company’s stock options which were issued pursuant to the Company’s 2002 Long-Term Stock Incentive Plan and 2005 Long-Term Stock Incentive Plan. These options had an exercise price that was equal to the fair market value of Packaging Dynamics common stock on the grant date and will vest and become exercisable annually in equal one third portions over the three years after the grant date.

(2)	Reflects the percentage of all options granted to all employees during the fiscal year ended December 31, 2005.

(3)	The potential realizable dollar values shown represent the potential gains based upon annual compound annual price appreciation of 0%, 5% and 10% from the date of grant through the full option term. The dollar amounts under these columns are the result of calculations at the 0%, 5% and 10% rates established by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

	Shares		Number of Securities	Value of Unexercised
	Acquired on	Value	Underlying Unexercised	In-the-Money
	Exercise	Realized	Options/SARs at FY-End (#)	Options/SARs at FY-End ($)
Name	(#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable(1)

Mr. Frank V. Tannura	—	—	111,761/110,000	537,855/67,000
Mr. Phillip D. Harris	—	—	247,161/39,999	1,499,102/11,666
Mr. Gaby A. Ajram	—	—	11,667/28,333	0/5,000
Mr. Eugene J. Gentili	—	—	0/90,000	0/40,000
Mr. Jeremy S. Lawrence	—	—	77,972/48,332	420,353/29,666
Mr. Patrick T. Chambliss	—	—	21,668/73,332	0/30,000

(1)	The value of the unexercised options is based upon the difference between the closing price of $11.20 per share of Common Stock on the Nasdaq National Markets System on December 30, 2005 (the last trading day in 2005) and the option exercise price.

Certain Employment and Change-in-Control Arrangements

The Company has entered into severance and change in control agreements with each of Mr. Tannura, dated January 23, 2003 and amended on October 1, 2004 and March 31, 2005, and Mr. Chambliss, dated October 1, 2004 and amended on January 16, 2005, pursuant to which, if any such officer’s employment is terminated without “cause” or for “good reason,” such officer will be entitled to receive a lump sum payment on the date of termination equal to one times (or three times, in the case of Mr. Tannura, or two times, in the case of Mr. Chambliss, such amounts if such termination occurs after a change of control) the sum of such officer’s annual base salary and target bonus, each as in effect immediately prior to the date of such officer’s termination (or, if higher, immediately prior to the first occurrence or circumstance constituting “good reason”). Mr. Tannura’s agreement provides that any termination of his employment by Mr. Tannura during the six month period beginning three months following a change of control will be deemed “good reason” entitling Mr. Tannura to receive severance. Such officers will also receive continuation of medical and dental benefits until the first anniversary (or third anniversary, in the case of Mr. Tannura, or second anniversary, in the case of Mr. Chambliss, if such termination occurs after a change of control) of such officer’s termination or until covered by insurance with another employer, if sooner. If such termination occurs on or after (or within close proximity of) a “change in control,” such officers are also entitled to outplacement services for up to one year in an amount not to exceed $25,000 each. In addition, such officers will receive gross-up payments for certain excise taxes, interest and penalties, if any, that may be imposed by Section 4999 of the Internal Revenue Code.

The Company has also entered into a similar severance and change of control agreement with Mr. Gentili, dated March 31, 2005, except that if Mr. Gentili’s employment is terminated without “cause” or for “good reason,” he will be entitled to receive a lump sum payment on the date of termination equal to one times the sum of his annual base salary and target bonus or two times his base salary if such termination occurs after a change of control.

In addition, the Company has entered into a severance agreement with Mr. Lawrence dated August 1, 2000, pursuant to which, if Mr. Lawrence’s employment is terminated without “cause” or for “good reason,” such officer will receive a lump sum payment on the date of his termination equal to his base salary then in effect and continued participation in our benefit plans until the first anniversary of his termination.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Messrs. White (Chairman) and Scotto. No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions) or as a member of the Board of another entity, one of whose executive officers served on the Compensation Committee or the Board of Directors of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, and as of March  17, 2006, by (i) each of the directors of the Company, (ii) each of the Named Executive Officers (as defined below) of the Company, and (iii) all executive officers and directors of the Company as a group. The information with respect to beneficial owners of more than 5% of the Common Stock is based on currently available Schedules 13D and 13G.

	Number of Shares
	of the Company’s
	Common	Percentage
Name and Address of Beneficial Owner	Stock(1)(2)	of Class

Beneficial Owners of more than 5% of Common Stock
Packaging Investors, L.P.(3)(4)	3,985,561	34.76%
J. Taylor Crandall(5)	4,023,793	35.09%
Fidelity Management & Research Company(6)	1,148,230	10.01%
Kayne Anderson Rudnick Investment Management, LLC(7)	691,664	6.03%
Named Executive Officers
Frank V. Tannura	357,693	3.12%
Phillip D. Harris	393,679	3.43%
Gaby A. Ajram	845,000	7.37%
Eugene J. Gentili	16,667	*
Jeremy S. Lawrence	100,759	*
Patrick T. Chambliss	21,668	*
Non-Executive Directors
George V. Bayly	189,524	1.65%
Anthony P. Scotto	18,971	*
William J. White	8,935	*
All directors and executive officers as a group (10 individuals)	1,956,230	17.06%

*	Represents less than 1% of the outstanding shares of Packaging Dynamics common stock.

(1)	To our knowledge, each stockholder has sole voting and investment power as to the shares shown unless otherwise noted.

(2)	Shares beneficially owned include 111,761, 247,161, 11,667, 16,667, 77,972, 21,668, 6,335, 6,335 and 6,335 stock options granted to Mr. Tannura, Mr. Harris, Mr. Ajram, Mr. Gentili, Mr. Lawrence, Mr. Chambliss, Mr. Bayly, Mr. Scotto and Mr. White, respectively, that are currently exercisable or exercisable within 60 days after March 17, 2005.

(3)	Packaging Investors is a party to a stockholders agreement containing obligations relating to, among other things, the nomination and election of members of the board of directors of Packaging Dynamics Corporation and the transfer of shares of the Company’s common stock. See “Certain Relationships and Related Transactions — Stockholders Agreement.” In addition, Packaging Investors is party to a voting agreement with Thilmany, L.L.C. Subject to the terms of this voting agreement as described herein, Packaging Investors has the sole power to vote and to dispose of these shares. Pursuant to the terms of the voting agreement entered into in connection with the Company’s previously announced agreement to merge with a subsidiary of Thilmany, Packaging Investors has agreed to vote all of its shares of common stock in favor of the merger agreement and the merger. Packaging Investors also agreed to vote all of its shares of common stock against any extraordinary corporate transactions other than the merger. Pursuant to the terms of the voting agreement, Packaging Investors granted an irrevocable proxy to Thilmany to vote all of its shares of common stock as set forth above.

(4)	The address of Packaging Investors is 201 Main Street, Suite 3100, Fort Worth, Texas 76102. The sole general partner of Packaging Investors is Group III 31, L.L.C., a Delaware limited liability company located at 201 Main Street, Suite 3100, Fort Worth, Texas 76102. J. Taylor Crandall is the sole member of Group III 31, L.L.C.

(5)	Shares beneficially owned include 3,985,561 shares held by Packaging Investors (as discussed in footnote (4) above). J. Taylor Crandall is the sole member of Group III 31, L.L.C., which is the sole general partner of Packaging Investors. Mr. Crandall’s address is c/o Group III 31, L.L.C., 201 Main Street, Suite 3100, Fort Worth, Texas 76102.

(6)	Shares beneficially owned include 1,148,230 shares beneficially owned by various investment companies for which Fidelity Management & Research Company is the investment manager. The address of Fidelity Management & Research Company is 82 Devonshire Street, Boston, Massachusetts 02109. Fidelity Management & Research Company is a wholly-owned subsidiary of FMR Corp.

(7)	Shares beneficially owned include 691,664 shares held various entities for which Kayne Anderson Rudnick Investment Management LLC acts as investment manager. The address of Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, CA 90067.

Equity Compensation Plan Information

Year Ended December 31, 2005
Weighted Average
	Number of Securities to be	Exercise Price of	Number of Securities
	Issued Upon Exercise of	Outstanding	Remaining for Future
	Outstanding Options,	Options, Warrants	Issuance Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders(1)	1,368,301	$9.22	623,198
Equity compensation plans not approved by security holders	—	—	—

Total	1,368,301	$9.22	623,198

(1)	The 2002 Long-Term Stock Incentive Plan was adopted on July 1, 2002 by the Company’s shareholders immediately prior to Ivex’s distribution of its Packaging Dynamics Corporation shares to Ivex’s shareholders. The 2005 Long-Term Stock Incentive Plan was adopted on May 11, 2005 by the Company’s shareholders.

Item 13.	Certain Relationships and Related Transactions

Acquisition of Papercon

Pursuant to an acquisition agreement (the “Acquisition Agreement”) dated August 6, 2004, Packaging Dynamics acquired 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc., the parent holding company of Papercon, Inc. (“Papercon”), from Mr. Ajram (the “Seller”). The acquisition closed on September 14, 2004. Prior to the Papercon acquisition, the Seller was not affiliated with the Company. Effective with the closing, the Seller became an officer of the Company. Effective September 21, 2005, Seller was appointed to Packaging Dynamics’ Board of Directors and effective January 1, 2006, Seller resigned as an officer of the Company. In connection with the Papercon acquisition, the Company entered into the Acquisition Agreement and several related agreements with the Seller. Certain of these agreements obligate the Company to make payments to, or take other action for the benefit, of the Seller as discussed below.

Pursuant to the Acquisition Agreement, Packaging Dynamics acquired Papercon for aggregate consideration of approximately $66,421, net of $22,650 of cash acquired.

The Company issued a $7,000 two year Seller Note to the Seller which is due and payable on September 14, 2006. The principal amount payable under the Seller Note accrues interest at a rate of 5% per year, which is due and payable in cash on a quarterly basis. The Company has the right to set-off against its payment obligations under the Seller Note for the full amount of any indemnification obligations required to be paid by the Seller under the

Acquisition Agreement. Events of default under the Seller Note would include the Company’s failure to make any payment that is not subject to a claim for set-off, a material breach of any of the Company’s representations and warranties under the Seller Note that are not cured within 30 days of notice of such breach and the bankruptcy or general insolvency of the Company. In addition, a default by the Company under the Non-Competition Agreement would constitute a cross-default under the Seller Note. In the event of a default and upon written notice of the Seller (except in the case of default due to the bankruptcy or general insolvency of the Company, in which case written notice is not required), the balance of consideration due under the Seller Note would become immediately due and payable and would also accrue interest at a rate of 12% per year until such time as the event of default is cured by the Company (or waived by the Seller) or all amounts due are paid in full.

In connection with the Seller Note, the Seller entered into an intercreditor agreement with Bank of America, the administrative agent for the Company’s credit facility, pursuant to which payments under the Seller Note are subordinated to payments under the Company’s senior credit facility, as amended.

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

In connection with the Papercon acquisition, Papercon entered into a new lease (the “Lease”) with respect to its Atlanta headquarters and facilities, effective as of September 14, 2004, with GHGA Properties, L.P. (the “Landlord”), a limited partnership wholly-owned and controlled by the Seller. The initial term of the Lease is five years and has options to renew for three additional five-year terms. The monthly rent for the initial and first renewal terms has been fixed at $49 and $52, respectively, with the subsequent renewal terms to be set at the market rate as agreed upon by the parties. The payment and performance of the obligations arising under the Lease are guaranteed pursuant to a separate guaranty by the Company in favor of Landlord. This arrangement was amended during the fourth quarter of 2004 and is reflected in the Company’s financial statements as an operating lease.

Registration Rights Agreement

In connection with the Company’s acquisition of Papercon, the Company entered into a registration rights agreement with Mr. Ajram on September 14, 2004. Pursuant to this agreement, Mr. Ajram has the right, under certain circumstances, to require the Company to register his shares of Packaging Dynamics common stock for sale in the public markets. Mr. Ajram also has piggyback registration rights to include his shares in any registration statement which the Company files on its own behalf (other than for employee benefit plans and business acquisitions or corporate restructurings) or on behalf of other stockholders. In addition, until the date on which Mr. Ajram ceases to own at least 5% of the outstanding shares of the Company’s common stock, at each annual meeting of stockholders, the Company has agreed to nominate or cause to be nominated Mr. Ajram for election to the board of directors of the Company. Mr. Ajram and Packaging Investors have agreed that until the date (a) on which Packaging Investors ceases to own at least 20% of the outstanding shares of common stock, Mr. Ajram will vote any shares of common stock then owned by him to nominate and elect the individual designated by Packaging

Investors for election to the board of directors of the Company and (b) on which Mr. Ajram ceases to own at least 5% of the outstanding shares of common stock, Packaging Investors will vote any shares of Common Stock then owned by it to nominate and elect Mr. Ajram for election to the board of directors of the Company. Mr. Ajram has agreed not to stand for election to the board of directors of the Company at the 2005 Annual Meetings of Stockholders as the additional independent director who would be required by the Nasdaq rules upon his election has not yet been identified.

DCBS Investors, LLC, CB Investors, LLC and Packaging Investors entered into a registration rights agreement with the Company on July 1, 2002, which was amended on October 23, 2002 to include Thomas J. Wolf with respect to the piggyback registration rights described below and which was further amended on September 14, 2004 to provide for the piggyback registration rights granted to Mr. Ajram as described above. Pursuant to this agreement, these stockholders (including their respective member or partner transferees), except for Mr. Wolf, have the right, under certain circumstances, to require the Company to register their shares of Packaging Dynamics common stock for sale in the public markets.

These stockholders (including their respective members or partner transferees) also have piggyback registration rights to include their shares in any registration statement which the Company files on its own behalf (other than for employee benefit plans and business acquisitions or corporate restructurings) or on behalf of other stockholders.

In addition, these stockholders (including their respective members or partner transferees), other than Mr. Wolf, have the right to request the Company to register their shares of Packaging Dynamics common stock on a short-form S-3 registration statement on up to three occasions.

Stockholders Agreement

Packaging Investors, DCBS Investors and CB Investors entered into a stockholders agreement with the Company. On December 12, 2003, DCBS Investors and CB Investors distributed all of their shares of Packaging Dynamics common stock to their respective members on a pro rata basis. DCBS Investors, CB Investors, Packaging Investors and the Company entered into an agreement on January 15, 2004 to terminate all of the rights of DCBS Investors and CB Investors under the stockholders agreement.

The stockholders agreement provides for Packaging Investors to designate a member of the Company’s board of directors on the following terms:

•	Until the date on which Packaging Investors ceases to own at least 20% of the outstanding shares of the Company’s common stock, the Company will, at each annual meeting of stockholders, nominate or cause to be nominated one individual designated by Packaging Investors for election to the board of directors.

Until the date when Packaging Investors ceases to own 33% of the outstanding common stock of the Company, the Company is prohibited by the stockholders agreement from engaging in, or entering into an agreement to engage in, any of the following without the consent of Packaging Investors:

•	any creation, incurrence, guarantee, refinancing or assumption of indebtedness by Packaging Dynamics or any subsidiary in excess of $15 million;

•	any acquisition of any business, assets (other than the procurement of assets in the ordinary course of business), securities of, or investment in, or loan or advance to, any person (other than any loans, advances or contributions to any wholly-owned subsidiaries), by Packaging Dynamics or any subsidiary, in any transaction or series of related transactions, in an aggregate amount exceeding $10 million;

•	any transfer of assets in excess of $10 million by Packaging Dynamics or any subsidiary (other than in the ordinary course of business and transfers to a wholly-owned subsidiary);

•	the issuance by Packaging Dynamics or any subsidiary of any equity securities, except pursuant to the 2002 Long-Term Stock Incentive Plan;

•	any merger, consolidation, amalgamation, recapitalization or other form of business combination, or any liquidation, winding up or dissolution of Packaging Dynamics or any material subsidiary (other than a merger of any wholly-owned subsidiaries with and into each other or Packaging Dynamics);

•	Packaging Dynamics or any subsidiary engaging in any business other than any of the businesses conducted by Packaging Dynamics or a subsidiary on the date of the stockholders agreement;

•	any material amendment to the certificate of incorporation or bylaws of Packaging Dynamics or any similar constituent documents of any subsidiary;

•	any dividend or distribution with respect to, or any redemption or repurchase of, any equity securities of Packaging Dynamics;

•	except as provided in any applicable annual budget, any expenditures, commitments, obligations or agreements by Packaging Dynamics or any subsidiary in excess of $5 million;

•	any material transaction or series of related transactions between Packaging Dynamics or any subsidiary, on the one hand, and any party to the stockholders agreement or any affiliate of such party, on the other hand; and

•	the adoption of any annual budget of Packaging Dynamics prepared for Packaging Dynamics and its subsidiaries for a succeeding fiscal year which is materially inconsistent with the annual budget then in effect, or any material amendment to an annual budget in any fiscal year.

The stockholders agreement also provides for transfer restrictions on the Company’s common stock held by Packaging Investors, including the following:

•	Notice and Compliance with Securities Laws. Prior to making any voluntary disposition of any of its shares of the Company’s common stock (other than a disposition to any party to the stockholders agreement or under an effective registration statement under the Securities Act), Packaging Investors will notify the Company and refrain from the proposed disposition until notified by the Company that either (1) registration under federal and state securities laws is not required or (2) registration under or compliance with the applicable federal or state securities laws has been effected.

Other

See “Executive Compensation — Compensation Committee Interlocks and Insider Participation” for information about other related party transactions.

Item 14.	Principal Accounting Fees and Services

INDEPENDENT AUDITOR

PricewaterhouseCoopers LLP has served as the Company’s independent auditor since December 1998.

Fees Paid to Independent Auditors

The following table presents fees and expenses for professional services rendered by PricewaterhouseCoopers LLP for the audit of Packaging Dynamics’ consolidated financial statements for the years ended December 31, 2005 and 2004 and fees and expenses billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	Fiscal Year Ended December 31,
	2005		2004
	Fees	Expenses	Fees	Expenses

Audit Fees(1)	$300,500	$3,923	$396,000	$13,600
Audit-Related Fees(2)	18,500	—	526,846	35,640
Tax Fees (3)	182,025	1,380	136,250	3,660

	$501,025	$5,303	$1,059,096	$52,900

(1)	Audit Fees represents fees and expenses for the annual audit of the Company’s consolidated financial statements and the review of the Company’s interim financial statements.

(2)	During 2005, Audit-Related Fees represents fees and expenses for Section 404 and certain due diligence support. During 2004, Audit-Related Fees represents the annual audit of the Packaging Dynamics’ 401(k) Plan, as well as the closing balance sheet audit and due diligence services in connection with the Papercon acquisition.

(3)	Tax Fees represents fees and expenses related to income tax compliance and consultation.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. All audit-related services, tax services and other services were pre-approved by the Audit Committee. The Audit Committee has determined that the non-audit services provided by PricewaterhouseCoopers LLP are compatible with PricewaterhouseCoopers LLP’s independence in the conduct of its audit services. The Audit Committee, in its discretion, may direct the appointment of a new independent accounting firm at any time during the fiscal year if the Audit Committee feels that such a change would be in the best interests of the Company and its stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Item 8 — Financial Statements and Supplementary Data

(a)(2) Schedules

•	Schedule I — Condensed Financial Information

•	Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules of Packaging Dynamics for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required, are inapplicable or have been disclosed in the notes to the consolidated financial statements and therefore have been omitted.

(a)(3) Exhibits

3	.1***	Restated Certificate of Incorporation of Packaging Dynamics Corporation.

3	.2**	Bylaws of Packaging Dynamics Corporation (filed on June 28, 2002 as Exhibit 4.2 to the Registrant’s registration statement on Form S-8 (File No. 333-71516) and incorporated herein by reference).

4.1		Reference is hereby made to Exhibit 3.1 and Exhibit 3.2.

4	.2**	Specimen Common Stock Certificate of Packaging Dynamics Corporation.

4.3		Registration Rights Agreement, dated July 1, 2002, by and among Packaging Investors, L.P., DCBS Investors, L.L.C., CB Investors, L.L.C. and Packaging Dynamics Corporation (filed on August 9, 2002 as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

4	.4***	First Amended and Restated Registration Rights Agreement, dated as of October 23, 2002, by and among Packaging Investors, L.P., DCBS Investors, L.L.C., CB Investors, L.L.C., Mr. Thomas Wolf and Packaging Dynamics Corporation.

4.5		Amendment, dated September 14, 2003, to the First Amended and Restated Registration Rights Agreement, dated as of October 23, 2002, by and among Packaging Investors, L.P., DCBS Investors, L.L.C., CB Investors, L.L.C., Mr. Thomas Wolf and Packaging Dynamics Corporation (filed on September 20, 2004 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.6		Stockholders Agreement, dated July 1, 2002, by and among Packaging Investors, L.P., DCBS Investors, L.L.C. and CB Investors, L.L.C. (filed on August 9, 2002 as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7		Termination of Stockholders Agreement with respect to DCBS Investors, L.L.C. and CB Investors, L.L.C. dated January 15, 2004 (filed on March 25, 2004 as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

4.8		Registration Rights Agreement, dated September 14, 2004, by and among Mr. Gaby A. Ajram, Packaging Dynamics Corporation and Packaging Investors, L.P. (filed on September 20, 2004 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.1		Tax Sharing Agreement, dated July 1, 2002, by and between Ivex Packaging Corporation and Packaging Dynamics Corporation (filed on August 9, 2002 as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.2		Amended and Restated Credit Agreement, dated September 29, 2003 among Packaging Dynamics Operating Company, Packaging Dynamics Corporation, each of the subsidiaries of Packaging Dynamics Operating Company, Bank of America, as Administrative Agent and L/C Issuer, National City Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent, and the Lenders party hereto (filed on November 14, 2003 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.3		First Amendment, dated August 6, 2004, to the Amended and Restated Credit Agreement, dated September 29, 2003 among Packaging Dynamics Operating Company, Packaging Dynamics Corporation, each of the subsidiaries of Packaging Dynamics Operating Company, Bank of America, as Administrative Agent and L/C Issuer, National City Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent, and the Lenders party hereto (filed on September 20, 2004 as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.4		Second Amendment to Credit Agreement, dated April 12, 2005, among Packaging Dynamics Operating Company, Packaging Dynamics Corporation, each of the domestic subsidiaries of Packaging Dynamics Operating Company, the lenders party thereto and Bank of America, N.A. (filed on April 14, 2005 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.5		Deferred Compensation Agreement dated August 14, 2003 (filed on November 14, 2003 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10	.6*	Packaging Holdings, L.L.C. Subordinated Note, dated July 1999, payable to Lombard Investments, Inc.

10	.7*	Loan Agreement, dated December 27, 1993, by and between Bagcraft Corporation of America and the City of Baxter Springs, Kansas.

10	.8*	Assignment and Assumption Agreement dated as of November 20, 1998 by and among Bagcraft Corporation of America, Packaging Dynamics, L.L.C. and Bagcraft Acquisition, L.L.C.

10	.9*	Commercial Guaranty made as of November 20, 1998 by Bagcraft Acquisition, L.L.C. in favor of the City of Baxter Springs, Kansas.

10	.10***	Lease, dated October 23, 2002, between the Company and W.O.W., L.L.C.

10	.11*	Sublease, dated December 16, 1975, E.I. DuPont de Nemours and Company and Bagcraft Corporation of America, with amendment dated April 30, 1996.

10	.12*	Lease, dated November 19, 1999, between 6501 Corporation and Packaging Dynamics, L.L.C.

10	.13*	ISDA® Master Agreement, dated as of May 16, 2001, between Bank of America, N.A. and Packaging Dynamics, L.L.C.

10	.14*	Interest Rate Swap Confirmation, dated May 30, 2001, from Bank of America, N.A. to Packaging Dynamics, L.L.C.

10	.15*	Interest Rate Swap Confirmation, dated September 25, 2001, from Bank of America, N.A. to Packaging Dynamics, L.L.C.

10	.16*	ISDA® Master Agreement, dated as of December 4, 1998, between ABN AMRO Bank, N.V. and Packaging Dynamics, L.L.C.

10	.17*	Interest Rate Swap Confirmation, dated September 14, 2001, from ABN AMRO Bank N.V., Chicago branch, to Packaging Dynamics, L.L.C.

10	.18***	Severance and Change of Control Agreement, dated as of January 23, 2003, between Packaging Dynamics Corporation and Mr. Frank V. Tannura(1).

10.19		Amendment, dated October 1, 2004, to the Severance and Change of Control Agreement, dated as of January 23, 2003, between Packaging Dynamics Corporation and Mr. Frank V. Tannura(1) (filed on October 7, 2004 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10	.20*	Severance Agreement, dated August 1, 2000, between Packaging Dynamics, L.L.C. and Jeremy S. Lawrence(1).

10.21		Severance and Change of Control Agreement, dated October 1, 2004, between Packaging Dynamics Corporation and Mr. Patrick T. Chambliss(1) (filed on October 7, 2004 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.22		Severance and Change of Control Agreement, dated March 31, 2005, by and between Packaging Dynamics Corporation and Eugene J. Gentili (1) (filed on April 6, 2005 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.23		Severance and Change of Control Agreement, dated March 31, 2005, by and between Packaging Dynamics Corporation and David E. Wartner (1) (filed on April 6, 2005 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.24		Amendment, dated March 31, 2005, to the Severance and Change of Control Agreement, dated January 23, 2003, by and between Packaging Dynamics Corporation and Frank V. Tannura, as amended (1) (filed on April 6, 2005 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10	.25**	Form of Packaging Dynamics 2002 Long Term Incentive Stock Plan(1).

10	.26*	Packaging Dynamics, L.L.C. 2002 Incentive Compensation Plan for Packaging Dynamics Executives(1).

10	.27*	Packaging Dynamics LLC Employee 401(k) Plan(1).

10.28		Form of Nonqualified Stock Option Agreement(1) (filed on January 10, 2005 as Exhibit 10 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.29		Promissory Note issued by Packaging Dynamics Corporation to Mr. Gaby A. Ajram, dated September 14, 2004 (filed on September 20, 2004 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.30		Non-Competition Agreement, dated September 14, 2004, between Mr. Gaby A. Ajram and Packaging Dynamics Corporation (filed on September 20, 2004 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.31		Lease, dated September 14, 2004, by and between GHGA Properties, L.P. and Papercon, Inc. (filed on September 20, 2004 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.32		Guaranty of Packaging Dynamics Corporation, dated September 14, 2004, in the favor of GHGA Properties, L.P. (filed on September 20, 2004 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.33		Packaging Dynamics Corporation 2005 Long Term Incentive Stock Plan (filed on May 16, 2005 as Exhibit 10 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

21	****	Subsidiaries of Packaging Dynamics Corporation.

23	****	Consent of PricewaterhouseCoopers LLP.

31	.1****	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2****	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	****	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10 filed on April 19, 2002.

**	Incorporated by reference to the Registrant’s Form 10/A Amendment No. 1 filed on May 21, 2002.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

****	Filed herewith.

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15 (c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2006.

Packaging Dynamics Corporation

By:	/s/ Frank V. Tannura
Name: Frank V. Tannura
Title:   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 17, 2006.

Signature	Title

/s/ Frank V. Tannura Frank V. Tannura	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Patrick T. Chambliss Patrick T. Chambliss	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David E. Wartner David E. Wartner	Vice President, Finance and Corporate Controller (Principal Accounting Officer)

/s/ George V. Bayly George V. Bayly	Director

/s/ Anthony P. Scotto Anthony P. Scotto	Director

/s/ William J. White William J. White	Director

/s/ Gaby A. Ajram Gaby A. Ajram	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Packaging Dynamics Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 2, 2006 appearing in the 2005 Packaging Dynamics Corporation Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

March 2, 2006

PACKAGING DYNAMICS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)

BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2005	2004

ASSETS
Investment in subsidiary	$59,682	$51,828
Deferred Tax Asset	591	837

Total Assets	$60,273	$52,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Other liabilities (dividends)	$698	$683

Total current liabilities	698	683
Other liabilities	1,495	2,120

Total Liabilities	2,193	2,803

Stockholders’ Equity	58,080	49,862

Total Liabilities and Stockholders’ Equity	$60,273	$52,665

See Notes to Condensed Financial Information.

PACKAGING DYNAMICS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)

STATEMENTS OF OPERATIONS
(Dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003

Administrative expense	$—	$—	$—
Interest expense	—	—	(168)

Income (loss) before income taxes and share of net income (loss) from subsidiary	—	—	(168)
Income tax (provision) benefit	—	—	66
Share of net income (loss) from subsidiary	8,325	8,778	(14,618)

Net income (loss)	$8,325	$8,778	$(14,720)

See Notes to Condensed Financial Information.

PACKAGING DYNAMICS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME(LOSS)
(Dollars in thousands)

					Accumulated
	Packaging Dynamics Corporation				Other
	Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income(Loss)	Equity	Income (Loss)

Balance at December 31, 2002 (Revised)	9,618,767	$96	$45,985	$304	$(678)	$45,707
Exercise of common stock options	62,737	1	443			444
Net loss				(14,720)		(14,720)	$(14,720)
Other comprehensive income (loss):
Net change in fair value of derivative instruments, net of tax expense of $289					443	443	443

Comprehensive income (loss)							$(14,277)

Cash dividend ($.05 per share)				(484)		(484)

Balance at December 31, 2003	9,681,504	97	46,428	(14,900)	(235)	31,390
Issuance of common stock	833,333	8	11,567			11,575
Net income				8,778		8,778	$8,778
Other comprehensive income (loss):
Net change in fair value of derivative instruments, net of taxes expense of $193					296	296	296

Comprehensive income (loss)							$9,074

Cash dividend ($.22 per share)				(2,177)		(2,177)

Balance at December 31, 2004	10,514,837	105	57,995	(8,299)	61	49,862
Exercise of common stock options	236,412	2	2,265			2,267
Net income				8,325		8,325	$8,325
Other comprehensive income (loss):
Net change in fair value of derivative instruments, net of taxes expense of $238					380	380	380

Comprehensive income (loss)							$8,705

Cash dividend ($.26 per share)				(2,754)		(2,754)

Balance at December 31, 2005	10,751,249	$107	$60,260	$(2,728)	$441	$58,080

See Notes to Condensed Financial Information.

PACKAGING DYNAMICS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003

Cash flows used by operating activities:
Net income (loss)	$8,325	$8,778	$(14,720)
Adjustments to reconcile net loss to net cash used by operating activities:
Share of (earnings) loss from subsidiary	(8,325)	(8,778)	14,618
Deferred income taxes	246	—	149
Changes in operating assets and liabilities	(246)	—	(114)

Net cash used by operating activities	—	—	(67)

Cash flows from financing activities:
Principal payments of loan obligations	—	—	(3,000)
Transfer from (to) subsidiary	1,670	1,978	2,999
Proceeds from stock options exercised	1,071	—	—
Payment of dividends	(2,741)	(1,978)	—
Other	—	—	68

Net cash from financing activities	—	—	67

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

Cash paid during the year for:
Interest	$—	$—	$282
Non-cash transactions:
Common stock issued in connection with the acquisition of subsidiary	$—	$11,575	—
Declaration of dividend	698	683	484

See Notes to Condensed Financial Information.

PACKAGING DYNAMICS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION
(Dollars in thousands)

Note 1 —	Basis of Presentation

The condensed financial statements of Packaging Dynamics Corporation (Parent Company only) (PDC) are presented herein because the restricted net assets of the subsidiaries of PDC exceeded 25% of the consolidated net assets of PDC at December 31, 2005. Packaging Dynamics Operating Company (PDOC), a wholly owned subsidiary of PDC entered into a credit facility (as amended) which limits and restricts the payment of dividends and distribution or transfer of assets by PDOC to PDC. See Note 6 to the consolidated financial statements of Packaging Dynamics Corporation for further information.

Note 2 —	Other Information

See the notes to the consolidated financial statements of Packaging Dynamics Corporation in Item 8 for further information.

Note 3 —	Derivatives and Other Comprehensive Income (Loss)

During the fourth quarter of 2005, management determined that paid-in capital and accumulated other comprehensive income were misstated as a result of the accounting recognition that occurred on July 1, 2002 related to unrealized losses on interest rate swaps. The total impact of the misstatement resulted in an overstatement of accumulated other comprehensive income (AOCI) and understatement of paid-in capital of $425 on an after tax basis ($704 pre-tax). The misstatement had no impact on reported comprehensive income and other comprehensive income in any year, but did result in misstatement of the above equity amounts for every period since July 1, 2002. In order to properly state the opening balance on its Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss), the Company revised the previously reported amounts and increased Paid in Capital and decreased AOCI at December 31, 2002 by $425.

PACKAGING DYNAMICS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

		Charged to
	Beginning	(Reversed from)			Ending
Description	Balance	Costs and Expenses	Acquisitions	Deductions	Balance

For the year ended December 31, 2005
Allowance for doubtful accounts	825	(49)			776
Inventory reserves	291	34			325
For the year ended December 31, 2004
Allowance for doubtful accounts	375	357	312	(219)	825
Inventory reserves	312	(21)			291
For the year ended December 31, 2003
Allowance for doubtful accounts	609	(122)		(112)	375
Inventory reserves	241	215		(144)	312

(a)(3) Exhibits

3	.1***	Restated Certificate of Incorporation of Packaging Dynamics Corporation.

3	.2**	Bylaws of Packaging Dynamics Corporation (filed on June 28, 2002 as Exhibit 4.2 to the Registrant’s registration statement on Form S-8 (File No. 333-71516) and incorporated herein by reference).

4.1		Reference is hereby made to Exhibit 3.1 and Exhibit 3.2.

4	.2**	Specimen Common Stock Certificate of Packaging Dynamics Corporation.

4.3		Registration Rights Agreement, dated July 1, 2002, by and among Packaging Investors, L.P., DCBS Investors, L.L.C., CB Investors, L.L.C. and Packaging Dynamics Corporation (filed on August 9, 2002 as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

4	.4***	First Amended and Restated Registration Rights Agreement, dated as of October 23, 2002, by and among Packaging Investors, L.P., DCBS Investors, L.L.C., CB Investors, L.L.C., Mr. Thomas Wolf and Packaging Dynamics Corporation.

4.5		Amendment, dated September 14, 2003, to the First Amended and Restated Registration Rights Agreement, dated as of October 23, 2002, by and among Packaging Investors, L.P., DCBS Investors, L.L.C., CB Investors, L.L.C., Mr. Thomas Wolf and Packaging Dynamics Corporation (filed on September 20, 2004 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.6		Stockholders Agreement, dated July 1, 2002, by and among Packaging Investors, L.P., DCBS Investors, L.L.C. and CB Investors, L.L.C. (filed on August 9, 2002 as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

4.7		Termination of Stockholders Agreement with respect to DCBS Investors, L.L.C. and CB Investors, L.L.C. dated January 15, 2004 (filed on March 25, 2004 as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

4.8		Registration Rights Agreement, dated September 14, 2004, by and among Mr. Gaby A. Ajram, Packaging Dynamics Corporation and Packaging Investors, L.P. (filed on September 20, 2004 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.1		Tax Sharing Agreement, dated July 1, 2002, by and between Ivex Packaging Corporation and Packaging Dynamics Corporation (filed on August 9, 2002 as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.2		Amended and Restated Credit Agreement, dated September 29, 2003 among Packaging Dynamics Operating Company, Packaging Dynamics Corporation, each of the subsidiaries of Packaging Dynamics Operating Company, Bank of America, as Administrative Agent and L/C Issuer, National City Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent, and the Lenders party hereto (filed on November 14, 2003 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.3		First Amendment, dated August 6, 2004, to the Amended and Restated Credit Agreement, dated September 29, 2003 among Packaging Dynamics Operating Company, Packaging Dynamics Corporation, each of the subsidiaries of Packaging Dynamics Operating Company, Bank of America, as Administrative Agent and L/C Issuer, National City Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent, and the Lenders party hereto (filed on September 20, 2004 as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.4		Second Amendment to Credit Agreement, dated April 12, 2005, among Packaging Dynamics Operating Company, Packaging Dynamics Corporation, each of the domestic subsidiaries of Packaging Dynamics Operating Company, the lenders party thereto and Bank of America, N.A. (filed on April 14, 2005 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.5		Deferred Compensation Agreement dated August 14, 2003 (filed on November 14, 2003 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10	.6*	Packaging Holdings, L.L.C. Subordinated Note, dated July 1999, payable to Lombard Investments, Inc.

10	.7*	Loan Agreement, dated December 27, 1993, by and between Bagcraft Corporation of America and the City of Baxter Springs, Kansas.

10	.8*	Assignment and Assumption Agreement dated as of November 20, 1998 by and among Bagcraft Corporation of America, Packaging Dynamics, L.L.C. and Bagcraft Acquisition, L.L.C.

10	.9*	Commercial Guaranty made as of November 20, 1998 by Bagcraft Acquisition, L.L.C. in favor of the City of Baxter Springs, Kansas.

10	.10***	Lease, dated October 23, 2002, between the Company and W.O.W., L.L.C.

10	.11*	Sublease, dated December 16, 1975, E.I. DuPont de Nemours and Company and Bagcraft Corporation of America, with amendment dated April 30, 1996.

10	.12*	Lease, dated November 19, 1999, between 6501 Corporation and Packaging Dynamics, L.L.C.

10	.13*	ISDA® Master Agreement, dated as of May 16, 2001, between Bank of America, N.A. and Packaging Dynamics, L.L.C.

10	.14*	Interest Rate Swap Confirmation, dated May 30, 2001, from Bank of America, N.A. to Packaging Dynamics, L.L.C.

10	.15*	Interest Rate Swap Confirmation, dated September 25, 2001, from Bank of America, N.A. to Packaging Dynamics, L.L.C.

10	.16*	ISDA® Master Agreement, dated as of December 4, 1998, between ABN AMRO Bank, N.V. and Packaging Dynamics, L.L.C.

10	.17*	Interest Rate Swap Confirmation, dated September 14, 2001, from ABN AMRO Bank N.V., Chicago branch, to Packaging Dynamics, L.L.C.

10	.18***	Severance and Change of Control Agreement, dated as of January 23, 2003, between Packaging Dynamics Corporation and Mr. Frank V. Tannura(1).

10.19		Amendment, dated October 1, 2004, to the Severance and Change of Control Agreement, dated as of January 23, 2003, between Packaging Dynamics Corporation and Mr. Frank V. Tannura(1) (filed on October 7, 2004 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10	.20*	Severance Agreement, dated August 1, 2000, between Packaging Dynamics, L.L.C. and Jeremy S. Lawrence(1).

10.21		Severance and Change of Control Agreement, dated October 1, 2004, between Packaging Dynamics Corporation and Mr. Patrick T. Chambliss(1) (filed on October 7, 2004 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.22		Severance and Change of Control Agreement, dated March 31, 2005, by and between Packaging Dynamics Corporation and Eugene J. Gentili (1) (filed on April 6, 2005 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.23		Severance and Change of Control Agreement, dated March 31, 2005, by and between Packaging Dynamics Corporation and David E. Wartner (1) (filed on April 6, 2005 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.24		Amendment, dated March 31, 2005, to the Severance and Change of Control Agreement, dated January 23, 2003, by and between Packaging Dynamics Corporation and Frank V. Tannura, as amended (1) (filed on April 6, 2005 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10	.25**	Form of Packaging Dynamics 2002 Long Term Incentive Stock Plan(1).

10	.26*	Packaging Dynamics, L.L.C. 2002 Incentive Compensation Plan for Packaging Dynamics Executives(1).

10	.27*	Packaging Dynamics LLC Employee 401(k) Plan(1).

10.28		Form of Nonqualified Stock Option Agreement(1) (filed on January 10, 2005 as Exhibit 10 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.29		Promissory Note issued by Packaging Dynamics Corporation to Mr. Gaby A. Ajram, dated September 14, 2004 (filed on September 20, 2004 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.30		Non-Competition Agreement, dated September 14, 2004, between Mr. Gaby A. Ajram and Packaging Dynamics Corporation (filed on September 20, 2004 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.31		Lease, dated September 14, 2004, by and between GHGA Properties, L.P. and Papercon, Inc. (filed on September 20, 2004 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.32		Guaranty of Packaging Dynamics Corporation, dated September 14, 2004, in the favor of GHGA Properties, L.P. (filed on September 20, 2004 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.33		Packaging Dynamics Corporation 2005 Long Term Incentive Stock Plan (filed on May 16, 2005 as Exhibit 10 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

21	****	Subsidiaries of Packaging Dynamics Corporation.

23	****	Consent of PricewaterhouseCoopers LLP.

31	.1****	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2****	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	****	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10 filed on April 19, 2002.

**	Incorporated by reference to the Registrant’s Form 10/A Amendment No. 1 filed on May 21, 2002.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

****	Filed herewith.

(1)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15 (c) of this report.