Form 10-Q
period 2006-03-31
PACKAGING DYNAMICS CORP
filed 2006-04-28
CIK 1171159

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2006
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):
   Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    At April 28, 2006, 10,759,583 shares of Common Stock, par value $0.01 per share, were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         PACKAGING DYNAMICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                           MARCH 31,        DECEMBER 31,
                                                                             2006              2005
                                                                           ---------        -----------
                                                                          (unaudited)
                                 ASSETS

Current Assets:
  Cash and cash equivalents                                                $       -         $       3
  Accounts receivable trade (net of allowance for doubtful accounts
     of $530 and $776)                                                        31,271            31,263
  Inventories, net                                                            44,705            42,036
  Other                                                                        7,107             6,502
                                                                           ---------         ---------
     Total current assets                                                     83,083            79,804
                                                                           ---------         ---------

Property, Plant and Equipment
  Property, plant and equipment                                               91,657            87,970
  Less-Accumulated depreciation                                              (38,205)          (36,456)
                                                                           ---------         ---------
     Total property, plant and equipment                                      53,452            51,514
                                                                           ---------         ---------
Other Assets:
  Goodwill                                                                    81,263            81,263
  Other assets, net                                                           19,280            19,632
                                                                           ---------         ---------
     Total other assets                                                      100,543           100,895
                                                                           ---------         ---------
        Total Assets                                                       $ 237,078         $ 232,213
                                                                           =========         =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                     $  14,095         $  14,093
  Cash overdraft                                                               4,376             6,573
  Accounts payable                                                            30,948            25,038
  Accrued salary and wages                                                     2,791             2,628
  Other accrued liabilities                                                    8,332             6,989
                                                                           ---------         ---------
     Total current liabilities                                                60,542            55,321

Long-term Debt                                                                95,558            96,894
Other Liabilities                                                              2,695             3,041
Deferred Income Taxes                                                         19,249            18,877
                                                                           ---------         ---------
        Total Liabilities                                                    178,044           174,133
                                                                           ---------         ---------
Commitments and Contingencies
                                                                           ---------         ---------

Stockholders' Equity:
  Common stock, $.01 par value - 40,000,000 shares authorized;
     10,759,583 and 10,751,249 shares issued and outstanding at
     March 31, 2006 and December 31, 2005, respectively                          107               107
  Preferred stock, $.01 par value - 5,000,000 shares authorized; no
     shares issued and outstanding                                                 -                 -
  Paid-in capital in excess of par value                                      60,544            60,260
  Accumulated other comprehensive income                                         551               441
  Accumulated deficit                                                         (2,168)           (2,728)
                                                                           ---------         ---------
     Total stockholders' equity                                               59,034            58,080
                                                                           ---------         ---------
        Total Liabilities and Stockholders' Equity                         $ 237,078         $ 232,213
                                                                           =========         =========


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------
                                                         2006                2005
                                                     ------------        ------------
Net sales                                            $     94,657        $     86,784
  Cost of goods sold                                       81,843              74,110
                                                     ------------        ------------
Gross profit                                               12,814              12,674
  Operating expenses                                        9,789               6,935
                                                     ------------        ------------
Operating income                                            3,025               5,739
   Interest expense                                         2,120               2,088
                                                     ------------        ------------
Income before income taxes                                    905               3,651
   Income tax provision                                       345               1,406
                                                     ------------        ------------
Income from continuing operations                             560               2,245
Loss from discontinued operations, net of tax                   -                (223)
                                                     ------------        ------------
Net income                                           $        560        $      2,022
                                                     ============        ============

Basic earnings per share of common stock:
  Continuing operations                              $       0.05        $       0.21
  Discontinued operations                                       -               (0.02)
                                                     ------------        ------------
     Net Income                                      $       0.05        $       0.19
                                                     ============        ============

Diluted earnings per share of common stock:
  Continuing operations                              $       0.05        $       0.21
  Discontinued operations                                       -               (0.02)
                                                     ------------        ------------
     Net Income                                      $       0.05        $       0.19
                                                     ============        ============

Cash dividend declared per share:                    $          -        $      0.065
                                                     ============        ============
Weighted average shares outstanding:
  Basic                                                10,752,786          10,525,653
                                                     ============        ============
  Diluted                                              11,073,120          10,924,037
                                                     ============        ============


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    THREE MONTHS ENDED MARCH 31
                                                                                    ---------------------------
                                                                                        2006            2005
                                                                                    -----------      ----------
Cash flows from operating activities:
  Net income                                                                          $    560       $  2,022
  Loss from discontinued operations                                                         --            223
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                        2,041          2,043
    Amortization and write-off of deferred finance costs                                   158            154
    Stock-based compensation expense                                                       196             --
    Provision for doubtful accounts                                                       (246)             3
    Deferred income taxes                                                                   85            924
    Changes in operating assets and liabilities:
      Accounts receivable                                                                  238            157
      Inventories                                                                       (2,669)        (4,085)
      Other assets                                                                        (240)           158
      Accounts payable and accrued liabilities                                           7,894          2,093
                                                                                      --------       --------
          Net cash from continuing operating activities                                  8,017          3,692
          Net cash used by discontinued operating activities                               (35)          (313)
                                                                                      --------       --------
          Net cash from operating activities                                             7,982          3,379
                                                                                      --------       --------

Cash flows used by investing activities:
      Additions to property, plant and equipment                                        (3,844)          (755)
                                                                                      --------       --------
          Net cash used by investing activities                                         (3,844)          (755)
                                                                                      --------       --------

Cash flows used by financing activities:
      Principal payments for loan obligations                                           (5,109)        (1,460)
      Proceeds under revolving line of credit                                           23,050         19,700
      Repayments under revolving line of credit                                        (19,275)       (18,500)
      Change in cash overdraft                                                          (2,197)        (2,633)
      Payment of dividends                                                                (698)          (685)
      Other, net                                                                            88            159
                                                                                      --------       --------
          Net cash used by financing activities                                         (4,141)        (3,419)
                                                                                      --------       --------

Net decrease in cash and cash equivalents                                                   (3)          (795)
Cash and cash equivalents at beginning of period                                             3          1,175
                                                                                      --------       --------
Cash and cash equivalents at end of period                                            $     --       $    380
                                                                                      ========       ========

Supplemental cash flow disclosures:
      Cash paid during the three months for:
          Interest                                                                    $  1,962       $  1,923
          Income taxes                                                                      30            513


         The accompanying notes are an integral part of this statement.

                          PACKAGING DYNAMICS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                          ACCUMULATED
                                                COMMON STOCK                                 OTHER
                                            --------------------   PAID-IN  ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                              SHARES      AMOUNT   CAPITAL   DEFICIT        INCOME         EQUITY         INCOME
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 2005                 10,751,249    $107    $60,260   $(2,728)       $441           $58,080
  Net income                                                                     560                           560           $560
  Stock-based compensation expense                                     196                                     196
  Issuance of common stock                        8,334                 88                                      88
  Other comprehensive income:
    Net change in fair value of derivative
      instruments, net of income taxes
      of $67                                                                                 110               110            110
                                                                                                                             ----
          Comprehensive Income                                                                                               $670
                                                                                                                             ====
                                            ----------------------------------------------------------------------
Balance at March 31, 2006                    10,759,583    $107    $60,544   $(2,168)       $551           $59,034
                                            ======================================================================


         The accompanying notes are an integral part of this statement.

                         PACKAGING DYNAMICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

GENERAL

     In the opinion of management, the information in the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the results of operations, cash flows and stockholders' equity for the three months ended March 31, 2006 and 2005 and the financial position at March 31, 2006. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2005. The consolidated balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with our audited annual consolidated financial statements and notes thereto included with the Company's filings with the Securities and Exchange Commission.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

     Prior to January 1, 2006, we followed APB No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and the related Interpretations in accounting for our stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") issued subsequent to APB No. 25, defines a "fair value based method" of accounting for employee stock options but allowed companies to continue to measure compensation cost for employee stock options using the "intrinsic value based method" prescribed in APB No. 25.

     We adopted SFAS 123R effective beginning January 1, 2006 using the modified prospective application method. Under this method, compensation expense is recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. The impact of adopting SFAS 123R for the three months ended March 31, 2006 was an increase of $196 to operating expenses. See note 5 - Stock-based Compensation for information.

EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options (320,334 and 398,384 for the three months ended March 31, 2006 and 2005, respectively).

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

     The following table details the calculation of basic and diluted earnings per share for continuing operations:


                                                                      FOR THE THREE MONTHS ENDED
                                                                      --------------------------
                                                                               MARCH 31,
                                                                               ---------
                                                                        2006              2005
                                                                        ----              ----
Income from continuing operations                                   $       560        $     2,245
                                                                    ===========        ===========
Weighted average shares used to determine basic earnings per
  share from continuing operations                                   10,752,786         10,525,653
Common stock equivalents                                                320,334            398,384
                                                                    -----------        -----------
Weighted average shares used to determine diluted earnings
  per share from continuing operations                               11,073,120         10,924,037
                                                                    ===========        ===========
Basic earnings per share from continuing operations                 $      0.05        $      0.21
                                                                    ===========        ===========
Diluted earnings per share from continuing operations               $      0.05        $      0.21
                                                                    ===========        ===========


DERIVATIVES AND OTHER COMPREHENSIVE INCOME

     The Company maintains interest rate derivative instruments (typically swaps, collars and caps) that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of its variable rate term loans. The Company recognizes all derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders' equity through accumulated other comprehensive income. Such instruments are recorded at fair value, and at March 31, 2006 and December 31, 2005, the fair value approximates an asset of $1,123 and $978, respectively, which is included in other current assets within the accompanying condensed consolidated balance sheet. Changes in fair value, based upon the amount at which the instrument could be settled with a third party, are recorded in other comprehensive income only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statement of operations. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and variable rate debt approximate their estimated fair value based either on the short-term maturity of these instruments or on market prices for the same or similar type of financial instruments. The fair market value and carrying value of the Company's interest rate instruments were a net asset of $1,123 and $978 at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the fair value of the remaining amounts payable under a non-compete agreement (six quarterly payments totaling $2,000) was estimated to be $1,854 determined by discounting the payments using an 8.75% discount rate. Also at March 31, 2006, the fair value of a $7,000 note payable on September 14, 2006 and bearing a 5% annual interest rate payable quarterly approximates $6,873 using an 8.75% discount rate.

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

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                     2006          2005
                                                  -----------   ----------
            Loss before income taxes..........    $        --   $     (362)
            Income tax benefit................             --          139
                                                  -----------   ----------
            Net loss..........................    $        --   $     (223)
                                                  ===========   ==========


     The net loss for the three months ended March 31, 2005 represents administrative costs associated with the program to maintain and dispose of the Detroit property. On December 29, 2005, the Company completed the sale of its property located in Detroit, Michigan.

    A summary of the changes in the reserves related to the Company's exit from the Specialty Paper operation is as follows:

                                            SEVERANCE        PENSION
                                           AND BENEFIT        CHARGE         TOTAL
                                           -----------        ------         -----
Balance at December 31, 2004......         $      115       $    1,214     $    1,329
  Charges to expense..............                521               --            521
  Cash payments...................               (394)          (1,214)        (1,608)
                                           ----------       ----------     ----------
Balance at December 31, 2005......                242               --            242
  Charges to expense..............                 --               --             --
  Cash payments...................                (23)              --            (23)
                                           ----------       ----------     ----------
Balance at March 31, 2006.........         $      219       $       --     $      219
                                           ==========       ==========     ==========


NOTE 4 -- GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets at March 31, 2006 consist of the following:


                                                    Weighted Average     Carrying      Accumulated
                                                      Life (Years)        Amount      Amortization       Net
                                                   -------------------------------------------------------------
Intangible assets subject to amortization
  Customer contracts and relationships...............     19.4        $  10,880       $   1,206       $   9,674
  Covenants not to compete...........................      9.6            4,014             809           3,205
                                                                      ---------       ---------       ---------
                                                                      $  14,894       $   2,015       $  12,879
Intangible assets not subject to amortization
  Trademarks and trade names.........................                 $   4,800       $      --       $   4,800
  Goodwill...........................................                    81,263              --          81,263
                                                                      ---------       ---------       ---------
                                                                      $  86,063       $      --       $  86,063
                                                                      ---------       ---------       ---------
Total intangible assets and goodwill                                  $ 100,957       $   2,015       $  98,942
                                                                      =========       =========       =========


     Amortization expense for intangible assets subject to amortization was $226 and $249 for the three months ended March 31, 2006 and 2005, respectively. Amortization expense for the remainder of 2006 and years 2007, 2008, 2009, 2010 is estimated to be $680, $906, $904, $904 and $904, respectively.


NOTE 5 -- STOCK BASED COMPENSATION

Stock-Based Compensation Plans

     Packaging Dynamics has adopted long-term stock incentive plans which authorize the grant of stock options to acquire the Company's common stock to participants in the plan. As of March 31, 2006 and December 31, 2005, there were 629,198 and 623,198 shares, respectively, available for grant and there were no stock options granted to employees during the first quarter of 2006. Generally options granted under the long-term stock incentive plan result in the issuance of new shares upon exercise and have contractual terms of 7 to 10 years and vest within a 3 year period.

     Additional information relating to the plans was as follows:

                                                                                 WEIGHTED
                                             SHARES                               AVERAGE
                                             UNDER           OPTION PRICE        EXERCISE
                                             OPTION            RANGE($)          PRICE($)
                                           ---------         ------------        --------
Outstanding at December 31, 2005.......    1,368,301         3.90 - 14.40            9.22
  Granted..............................           --                   --              --
  Exercised............................       (8,334)        6.81 - 10.50            8.29
  Canceled.............................       (6,000)               14.40           14.40
                                           ---------         ------------           -----
Outstanding at March 31, 2006..........    1,353,967         3.90 - 14.40            9.20
                                           =========         ============           =====

Exercisable

     At December 31, 2005, 715,652 of the stock options were exercisable. During the first quarter of 2006, 10,999 stock options became exercisable. The aggregate intrinsic value of options exercisable and outstanding at March 31, 2006 was $5,196 and $6,470, respectively.

     The following table summarizes information about stock options outstanding at March 31, 2006:

                                         Total                            Exercisable                    Unexercisable
                       ----------------------------------------    -------------------------     ------------------------------
                                                    Weighted
                                       Weighted      Average                       Weighted                           Weighted
  Range of                              Average     Remaining                       Average                           Average
  Exercise               Options       Exercise    Contractual       Options     Exercisable        Options         Exercisable
  Prices ($)           Outstanding     Price ($)   Life (Years)    Exercisable     Price ($)     Unexercisable       Price ($)
---------------        -----------     ---------   ------------    -----------   -----------     -------------      -----------
       3.90               469,301          3.90         6.25         469,301          3.90                -               -
   6.20 - 7.00             21,000          6.48         6.95          19,002          6.43            1,998            7.00
      10.20               289,000         10.20         6.73               -             -          289,000           10.20
  10.50 - 14.28           288,666         11.88         5.19         132,675         11.00          155,991           12.62
      14.40               286,000         14.40         5.75          95,339         14.40          190,661           14.40
---------------         ---------         -----         ----         -------         -----          -------           -----
  3.90 - 14.40          1,353,967          9.20         6.03         716,317          6.68          637,650           12.04
===============         =========         =====         ====         =======         =====          =======           =====


     On February 24, 2006, the Company announced that it has entered into an agreement and plan of merger with Thilmany, L.L.C. pursuant to which the stockholders of the Company will receive, for each outstanding share of the Company's common stock, $14.00 in cash. Immediately prior to the effective time of the merger, each outstanding stock option to acquire our common stock, whether or not vested or exercisable, will be canceled, and the former holder of each stock option will be entitled to receive an amount in cash, without interest and less any applicable withholding tax, equal to the product of the excess of $14.00 over the exercise price per share of common stock subject to such option, if any, and the number of shares of common stock subject to such option. Should this provision of the agreement and plan of merger be triggered, these awards will become a liability with a corresponding charge to compensation expense in the amount of approximately $6,622.

For the Quarter Ended March 31, 2006 (SFAS 123R)

     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has no awards with market conditions. The Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date or subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the Black-Scholes option pricing model. As a result of adopting SFAS 123R, during the first quarter of 2006 the Company recorded additional operating expense of $196 ($122 after tax) or $0.01 per diluted share related to share-based compensation. The adoption and related non-cash expense had no material impact on cash flow from operations or financing activities. The determination of compensation expense under FAS 123R was based on estimating fair value of options granted. The weighted average of assumptions used to value all options granted by the Company were as follows:


Expected option life (years)                       5
Risk-free weighted average interest rate        3.37%
Stock price volatility                          31.3%
Dividend yield                                   1.1%


     The Company used a combination of its historical stock price and implied volatility for purposes of estimating fair value of the options.

     During the first quarter of 2006, 8,334 stock options were exercised with an average strike price of $8.29 at a share price of $13.81, resulting in cash proceeds to the Company of $69 and a tax benefit of $18.

     The total fair value of vested stock options granted through March 31, 2006 was $2,790. The unamortized compensation expense, net of estimated forfeitures, related to stock options issued and outstanding as of March 31, 2006 will be recognized in the future periods as follows;

Year ended December 31:
2006 (second to fourth quarter).............................  $   597
2007........................................................      723
2008........................................................      274
                                                              -------
Total.......................................................  $ 1,594
                                                              =======

For the Quarter Ended March 31, 2005 (SFAS 123)

     For the three months ended March 31, 2005, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to stock-based employee compensation.


                                                            Three Months Ended
                                                              March 31, 2005
                                                            ------------------
Net Income                                                      $ 2,022
Deduct: Stock-based employee compensation
  expense determined under fair value based
  method, net of tax                                                (68)
                                                                -------
Pro forma net income..........................................  $ 1,954
                                                                =======
Income per share:
   Basic - as reported........................................  $  0.19
                                                                =======
   Basic - pro forma..........................................  $  0.19
                                                                =======
   Diluted - as reported......................................  $  0.19
                                                                =======
   Diluted - pro forma......................................... $  0.18
                                                                =======

     The determination of compensation expense for the pro-forma information was based upon the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                                     March 31, 2005
                                                     --------------
Expected option life (years)                                 5
Risk-free weighted average interest rate                  3.71%
Stock price volatility                                    27.5%
Dividend yield                                            1.8%


NOTE 6 -- INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Such cost includes raw materials, direct labor and manufacturing overhead. Inventories at March 31, 2006 and December 31, 2005 consisted of the following:


                                         March 31,       December 31,
                                           2006              2005
                                         ---------       ------------
Raw materials                            $ 25,656          $ 23,440
Work-in-process                             3,106             2,856
Finished goods                             16,406            16,065
                                         --------          --------
                                         $ 45,168          $ 42,361
Obsolescence reserve                         (463)             (325)
                                         --------          --------
Net                                      $ 44,705          $ 42,036
                                         ========          ========


NOTE 7 -- LONG-TERM DEBT

     Long-term debt at March 31, 2006 and December 31, 2005 consists of the following:


                                                March 31,       December 31,
                                                  2006              2005
                                                ---------       ------------
Senior Credit Facility:
  Term A Loan                                   $  17,393       $  19,500
  Term B Loan                                      79,985          82,987
  Revolving credit loan                             5,275           1,500
Seller note payable                                 7,000           7,000
                                                ---------       ---------
  Subtotal                                        109,653         110,987
Current maturities of long term debt              (14,095)        (14,093)
                                                ---------       ---------
Long-term debt                                  $  95,558       $  96,894
                                                =========       =========


SENIOR CREDIT FACILITY

     The Company maintains a credit facility with a group of banks (the "Senior Credit Facility") that provides for Term A and Term B Loans totaling $115,000 and a $50,000 revolving credit facility, up to $8,000 of which could be in the form of letters of credit. The Company's primary operating subsidiary, Packaging Dynamics Operating Company ("PDOC"), entered into the Senior Credit Facility during the third quarter of 2003 and amended the agreement to expand its capacity during the fourth quarter of 2004. The Company also amended the Senior Credit facility during 2005 to reduce interest rates and fees. Borrowings are collateralized by substantially all of the stock and assets of the Company's operating subsidiaries.

     As of March 31, 2006, the Term A Loan had a balance of $17,393 and will mature in 2008. The required aggregate payments, payable in quarterly installments, total $4,590, $7,006, and $5,797 in the remainder of 2006 and years 2007 through 2008, respectively. As of March 31, 2006, the Term B Loan had a balance of $79,985 and will mature in 2009. The aggregate payments, payable in equal quarterly installments, total $610 in the remainder of 2006, $814 in years 2007 through 2008 and $77,747 in 2009. The revolver had a balance of $5,275 as of March 31, 2006. The revolving credit facility is due in 2008. The revolving credit facility and Term A Loan will terminate on September 29, 2008 and the Term B Loan will terminate on September 29, 2009.

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

     The Term A Loan and revolving loans bear interest at rates of up to 1.25% plus the base rate, in the case of Base Rate Loans, and up to 2.25% plus LIBOR, in the case of Eurodollar Loans. The Term B Loan bears interest at rates of 1.25% plus the base rate, in the case of Base Rate Loans, and 2.25% plus LIBOR, in the case of Eurodollar Loans. At March 31, 2006, the interest rates on borrowings under the Term A Loan and the Term B Loan were 2.00% plus LIBOR (4.53%) and 2.25% plus LIBOR (4.53%), respectively, compared with 3.0% plus LIBOR (2.56%) and 3.0% plus LIBOR (2.56%), respectively, at March 31, 2005.

     As of March 31, 2006, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $32 was amortized during the three months ended March 31, 2006. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%.

     Under the Senior Credit Facility, as amended, the Company is required to comply on a quarterly basis with the following four financial covenants:

     o under the leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 4.25 to 1 at March 31, 2006 to 4 to 1;

     o under the senior secured leverage ratio covenant, as of the last day of each fiscal quarter, the ratio of total secured funded debt of the Company and its consolidated subsidiaries to consolidated EBITDA of the Company and its consolidated subsidiaries for the 12-month period then ended must not exceed specified levels, decreasing from 3.50 to 1 at March 31, 2006 to 3 to 1;

     o under the fixed charge coverage ratio covenant, as of the last day of each fiscal quarter, for the 12-month period then ended, the ratio of consolidated EBITDA less capital expenditures and cash tax payments of the Company and its consolidated subsidiaries to cash interest expense and scheduled funded debt payments (excluding the $7,000 seller note issued in connection with the Papercon acquisition) of the Company and its consolidated subsidiaries must be equal to or greater than certain specified levels, increasing from 1.15 to 1 at March 31, 2006 to 1.2 to 1; and

     o under the net worth covenant, Packaging Dynamics' consolidated net worth as of the last day of each fiscal quarter must be equal to or greater than 80% of the net worth as of September 30, 2003 increased on a cumulative basis by (1) as of the last day of each fiscal quarter, 50% of the consolidated net income of

          Packaging Dynamics (to the extent positive) for the fiscal quarter then ended, (2) 75% of the net cash proceeds from any equity issuance by Packaging Dynamics or any subsidiary of Packaging Dynamics, and (3) 75% of the amount added to the equity of Packaging Dynamics in accordance with GAAP in connection with the Papercon acquisition.

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

     The Senior Credit Facility includes terms that limit changes in our ownership structure. Modifications to the ownership structure outside the limits prescribed by such agreements could place us in default under these debt instruments. The Senior Credit Facility requires Packaging Dynamics Operating Company ("PDOC") to maintain specified financial ratios and levels of tangible net worth. PDOC was in compliance with those covenants as of March 31, 2006, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($102,653 as of March 31, 2006) and foreclosure on the collateral securing those obligations.

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

     The reconciliation of Segment Operating Income to the Company's consolidated financial statements is as follows:


                                                                FOR THE THREE MONTHS ENDED
                                                                --------------------------
                                                                 MARCH 31,        MARCH 31,
                                                                   2006             2005
                                                                 --------         --------
Net Sales:
  Food Packaging ............................................    $ 70,061         $ 67,409
  Specialty Laminations .....................................      26,056           20,143
  Elimination of Specialty Laminations intercompany sales....      (1,460)            (768)
                                                                 --------         --------
       Total ................................................    $ 94,657         $ 86,784
                                                                 ========         ========

Segment Operating Income:
  Food Packaging ............................................    $  2,507         $  4,172
  Specialty Laminations .....................................       1,719            1,567
                                                                 --------         --------
  Total .....................................................       4,226            5,739
Facility exit costs .........................................      (1,201)              --
Interest expense ............................................      (2,120)          (2,088)
                                                                 --------         --------
Income before income taxes ..................................    $    905         $  3,651
                                                                 ========         ========

Depreciation and Amortization:
  Food Packaging ............................................    $  1,630         $  1,620
  Specialty Laminations .....................................         411              423
                                                                 --------         --------
       Total ................................................    $  2,041         $  2,043
                                                                 ========         ========


NOTE 9 -- COMPREHENSIVE INCOME

                                                                                 Three Months Ended,
                                                                         March 31, 2006          March 31, 2005
                                                                       -----------------         --------------
   Net Income...............................................           $             560         $        2,022
   Net change in fair value of derivative instruments.......                         110                    358
                                                                       -----------------         --------------
   Comprehensive income.....................................           $             670         $        2,380
                                                                       =================         ==============

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

     On March 2, 2006, a purported stockholders class action complaint, captioned Camp Ger, Inc. and Ruthy Parness v. Frank V. Tannura et al., was filed by two stockholders of the Company in the Court of Chancery of the State of Delaware against the Company, the Company's directors, Packaging Investors and Thilmany challenging the proposed merger.

     The complaint alleges causes of action for (i) illegal and unenforceable limits placed on the board of directors' exclusive authority and duties to govern the business and affairs of the Company by the stockholders agreement between the Company and Packaging Investors pursuant to which Packaging Investors has been granted special approval rights with respect to certain extraordinary corporate transactions under certain circumstances and (ii) breach of fiduciary duty against the Company's directors for not providing an effective fiduciary out for the board of directors' exercise of its continuing fiduciary duties in the sale of the Company. The complaint seeks, among other things, to enjoin the merger, to invalidate Packaging Investors' special approval rights under the stockholders agreement, to rescind any actions taken to effect the merger, to require the defendants to fully disclose all material information regarding the merger and to direct the defendants to disgorge all their profits from the merger.

LEASE COMMITMENTS

     The Company occupies certain facilities under lease arrangements and leases certain machinery, automobiles, and equipment. Future minimum rental commitments, including capital lease obligations, with noncancelable terms in excess of one year are as follows:


Year ended December 31:
2006 (second through fourth quarter)..................       1,928
2007..................................................       2,285
2008..................................................       2,026
2009..................................................       1,566
2010..................................................         587
Thereafter............................................       3,863
                                                          --------
Total.................................................    $ 12,255
                                                          ========


     Accumulated amortization on capital leases as of March 31, 2006 is $187.

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

     Papercon has been identified as a potentially-responsible-party ("PRP") under Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") with respect to the Constitution Road Drum Superfund Site located in Atlanta, Georgia by virtue of having allegedly sent drums, totes, or other containers to the site containing substances classified as hazardous under CERCLA. During the third quarter of 2005, the Company and other PRPs formed the Constitution Road PRP Group to develop a plan to resolve liabilities of the members at the site. The plan may include activities such as negotiation with United States Environmental Protection Agency ("EPA"), evaluation of cleanup alternatives, as well as hiring contractors to do cleanup work at the site. Based on the most current available information, the liability of the entire PRP group is estimated to be approximately $2,200 in the aggregate. During the first quarter of 2006, the Company made a payment of $76 representing Papercon's share of an initial allocation from the PRP group. The PRP group currently anticipates that the initial allocation should be sufficient to fund the cleanup and EPA's demand for past costs. However, the PRP group is still negotiating the

Consent Order and Scope of Work with EPA. The Company has a reserve of $144 at March 31, 2006 related to its estimate of the Company's remaining obligations with respect to this site. However, there can be no assurance that this reserve will be adequate. Factors which are likely to impact the Company's potential liability include, but may not be limited to, the amount and content of any hazardous substances that Papercon and other parties may have sent to the site, the ultimate cost to remediate the site and the contributions of other parties towards the cost of remediation. In addition, the Company is evaluating its rights under indemnification provisions in agreements executed in connection with the acquisition of Papercon.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Pursuant to an acquisition agreement (the "Acquisition Agreement") dated August 6, 2004, Packaging Dynamics acquired 100% of the issued and outstanding shares of capital stock of 3141276 Canada Inc., the parent holding company of Papercon, Inc. ("Papercon"), from its sole shareholder (the "Seller"). The acquisition closed on September 14, 2004. Prior to the Papercon acquisition, the Seller was not affiliated with the Company. Effective with the closing, the Seller became an officer of the Company. Effective September 21, 2005, Seller was appointed to Packaging Dynamics' Board of Directors and effective January 1, 2006, Seller resigned as an officer of the Company. In connection with the Papercon acquisition, the Company entered into the Acquisition Agreement and several related agreements with the Seller. Certain of these agreements obligate the Company to make payments to, or take other action for the benefit of, the Seller as discussed below.

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

NOTE 12 -- FACILITY EXIT COSTS

     During 2005, the Company announced the closing of its manufacturing plant in Farmers Branch, Texas. The plant is part of the Company's Food Packaging segment and employs approximately 55 people. Operations at the plant continued into January 2006 when production was transferred to other facilities. During the first quarter of 2006, the Company recorded $1,201 of facility exit costs associated with this initiative, including $150 of severance costs, $582 of lease liability costs upon abandonment of the facility, and $469 of costs related to training and relocating production assets. The Company has substantially completed the closing and related equipment relocation as of March 31, 2006.

     At March 31, 2006, the Company had established a reserve of $123 related to the severance costs, reflected in the following table:


                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                           MARCH 31, 2006
                                                           --------------
Balance at December 31, 2005........................            $ 160
Charges taken.......................................              150
Payment of severance and benefits...................             (187)
                                                                -----
Balance at March 31, 2006...........................            $ 123
                                                                =====

NOTE 13 -- MERGER

     On February 24, 2006, the Company announced that it has entered into an agreement and plan of merger with Thilmany, L.L.C. pursuant to which the stockholders of the Company will receive, for each outstanding share of the Company's common stock, $14.00 in cash. As a result of the merger, the Company will become a wholly owned subsidiary of Thilmany. The consummation of the merger is subject to, among other things, the approval of the Company's stockholders and customary regulatory approvals. The merger is expected to be completed during the second quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

     The following discussion addresses the consolidated financial statements of Packaging Dynamics Corporation (the "Company," "Packaging Dynamics," "we" or "our") which is a Delaware corporation established as a holding company to own all interests in Packaging Dynamics Operating Company ("PDOC"), a Delaware corporation which is the parent company of all our current operating companies.

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

SUMMARY AND OUTLOOK

     During 2006, the Company will be focused on, among other things, executing on its plans to: achieve meaningful sales volume growth in new and existing products; realize price increases to compensate for rising raw material (paper, aluminum and other materials), energy and transportation costs; control manufacturing overhead, selling and administrative costs; and, achieve the expected benefits of major projects such as the closure of the Farmers Branch, Texas facility and capital spending programs in both business segments. The Company has committed to or is evaluating specific capital investment opportunities to expand product capabilities and reduce production costs. The combination of projects which have been approved and others under consideration are expected to result in total capital expenditures of approximately $13,000 to $14,000 in 2006. This compares to actual expenditures of $6,990 and $6,081 in 2005 and 2004, respectively, and an estimated normalized range of $7,000 to $8,000. In addition, the Company is continuing its efforts to identify and pursue acquisition candidates which have the potential to expand the Company's product capabilities, market participation and geographical presence.

     On February 24, 2006, the Company entered into an agreement and plan of merger with Thilmany, L.L.C., ("Thilmany") pursuant to which the stockholders of the Company will receive, for each outstanding share of the Company's common stock, $14.00 in cash. As a result of the merger, the Company will become a wholly owned subsidiary of Thilmany. The consummation of the merger is subject to, among other things, the approval of the Company's stockholders and customary regulatory approvals. The merger is expected to be completed during the second quarter of 2006.

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

Food Packaging

                                                                  FOR THE THREE MONTHS ENDED
                                                                  --------------------------
                                                                    MARCH 31,      MARCH 31,
                                                                      2006           2005
                                                                  ------------   -----------
Net Sales................................................         $  70,061        $ 67,409
Segment Operating Income.................................         $   2,507        $  4,172
Segment Operating Income Margin..........................               3.6%            6.2%

Depreciation and Amortization............................         $   1,630        $  1,620


     Net sales increased $2,652, or 3.9%, during the first quarter of 2006 compared to the same period in 2005 due to volume growth in certain key markets and increased selling price related to raw material related pricing actions.

     Segment Operating Income decreased $1,665, or 39.9%, during the first quarter of 2006 compared to the same period in 2005 and Segment Operating Income margin decreased to 3.6% from 6.2% during the first quarter of 2006 compared to the same period in 2005. The decrease in Segment Operating Income and Segment Operating Income Margin was primarily due to the impact of $1,535 of transactions costs related to the acquisition of the Company as well as increased raw material and freight costs. The first quarter of 2005 was negatively impacted by approximately $320 of management severance costs.

Specialty Laminations

                                                                  FOR THE THREE MONTHS ENDED
                                                                  --------------------------
                                                                    MARCH 31,     MARCH 31,
                                                                      2006          2005
                                                                  ------------   -----------
Net Sales................................................         $   26,056       $ 20,143
Segment Operating Income.................................         $    1,719       $  1,567
Segment Operating Income Margin..........................                6.6%           7.8%

Depreciation and Amortization............................         $      411       $    423

     Net sales increased $5,913, or 29.4%, during the first quarter of 2006 compared to the same period in 2005. The increase was due to price increases and volume growth in many key markets.

     Segment Operating Income increased $152, or 9.7%, during the first quarter of 2006 compared to the same period in 2005 and Segment Operating Income Margin decreased to 6.6% from 7.8% in the first quarter of 2006 compared to the same period in 2005. The increase in Segment Operating Income was primarily due to the impact of price and volume increases, partially offset by the impact of $571 of transactions costs related to the acquisition of the Company.

FACILITY EXIT COSTS

     During 2005, the Company announced the closing of its manufacturing plant in Farmers Branch, Texas. The plant is part of the Company's Food Packaging segment and employs approximately 55 people. Operations at the plant continued into January 2006 when production was transferred to other facilities. During the first quarter of 2006, the Company recorded $1,201 of facility exit costs associated with this initiative, including $150 of severance costs, $582 of lease liability costs upon abandonment of the facility, and $469 of costs related to training and relocating production assets. The Company has substantially completed the closing and related equipment relocation as of March 31, 2006.

INTEREST EXPENSE

     Interest expense was $2,120 in the first quarter of 2006 compared to $2,088 in same period of 2005. The increase in interest expense was primarily due to higher average interest rate on borrowings offset by decreased average outstanding indebtedness of approximately $4.1 million. The average interest rate on borrowings, net of the impact of the Company's interest rate derivatives, in the first quarter of 2006 was approximately 6.35% compared to 5.95% in the same period in 2005.

INCOME TAXES

    The income tax provision for continuing operations was $345 and $1,406 for the first quarter of 2006 and 2005, respectively. The Company's effective tax rate on income from continuing operations during the first quarter of 2006 was 38.1%, which is generally consistent with the 38.5% effective tax rate for the first quarter of 2005.

INCOME FROM CONTINUING OPERATIONS

      Income from continuing operations was $560 and $2,245 for the first quarter of 2006 and 2005, respectively. The decrease in income from continuing operations of $1,685 or 75.1% during the first quarter of 2006 was primarily due to the $1,201 of cost related to the closing of the Farmers Branch facility, $2,106 of transaction of related to the acquisition of the Company and additional stock based compensation costs of $196 associated with the Company's adoption of FAS 123R. These decreases in income from continuing operations were partially offset by increased gross profit associated with the increased sales.

DISCONTINUED OPERATIONS

     The loss from discontinued operations during the first quarter of 2005 was related to the Company's Specialty Paper operation which we exited in 2003.

IMPLEMENTATION OF FAS 123R

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has no awards with market conditions. The Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date or subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the Black-Scholes option pricing model. As a result of adopting SFAS 123R, during the first quarter of 2006 the Company recorded additional operating expense of $196 ($122 after tax) or $0.01 per diluted share related to share-based compensation. The adoption and related non-cash expense had no material impact on cash flow from operations or financing activities.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2006, we had no cash and cash equivalents and $42,396 was available under the revolving portion of the Senior Credit Facility, after taking into account $2,329 in letters of credit outstanding and $5,275 of revolver borrowings. Our working capital at March 31, 2006 was $22,541 compared to $24,483 at December 31, 2005. The decrease in working capital is due primarily to higher accounts payable partially offset by higher inventory.

    Our primary short-term and long-term operating cash requirements are for debt service, working capital and capital expenditures. We expect to rely on cash generated from operations supplemented by revolving borrowings under the Senior Credit Facility to fund short-term and long-term cash requirements.

    The Company generated $7,982 of cash from operating activities in the three months ended March 31, 2006 compared to $3,379 for the same period in 2005. The increase in cash from operating activities is primarily due to a decrease in cash used for operating assets and liabilities, partially offset by a decrease in operating income. Cash used by discontinued operations decreased significantly during the three months ended March 31, 2006 compared to the same period in 2005 as a result of the sale of the Company's Detroit property during 2005.

    Cash used by investing activities was $3,844 for the three months ended March 31, 2006 compared to $755 for the same period in 2005. The increase in cash used by investing activities was due to higher capital expenditures in the first quarter of 2006 compared to the same period in 2005.

     Cash used by financing activities was $4,141 for the three months ended March 31, 2006 compared to $3,419 in the same period in 2005. The change was primarily due to greater repayments of debt in 2006.

     Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 7 - Long-Term Debt and
Note 10 - Commitments and Contingencies to the financial statements. A summary of significant contractual obligations as of March 31, 2006 is included as follows:

                                         LONG-TERM
                                            DEBT            LEASE       NON-COMPETE
                                         MATURITIES      COMMITMENTS     AGREEMENT       TOTAL
                                         ----------      -----------    -----------     --------
2006 (second through fourth quarter)...   $ 12,200        $  1,928         $  1,000     $ 15,128
2007...................................      7,820           2,285            1,000       11,105
2008...................................     11,887           2,026               --       13,913
2009...................................     77,746           1,566               --       79,312
2010...................................         --             587               --          587
Thereafter.............................         --           3,863               --        3,863
                                          --------        --------         --------     --------
Total..................................   $109,653        $ 12,255         $  2,000     $123,908
                                          ========        ========         ========     ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use interest rate swaps, collars and caps to modify our exposure to interest rate movements and to reduce borrowing costs. We have designated these instruments as cash flow hedges and consider these instruments effective at offsetting our risk to variable interest rates on debt. Our exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 2006, we had interest rate instruments in effect with banks having notional amounts totaling $75,000 and varying maturity dates through December 31, 2007. We have an interest rate swap agreement with a notional value of $25,000 which became effective on December 31, 2003 and matures on December 29, 2006. This swap fixes our LIBOR rate for $25,000 of our Senior Credit Facility indebtedness at a rate of 2.91%. We have an interest rate collar agreement with a notional amount of $20,000 which became effective on December 31, 2004 and matures on December 31, 2007. This collar results in our paying market LIBOR rates for $20,000 of our Senior Credit Facility indebtedness from a floor of 3.08% to a cap of 5.00%. In addition, we have two interest rate caps of $15,000 each which became effective on December 31, 2004 and mature on December 31, 2007. We purchased these caps for a cap premium of $376 of which $32 was amortized during the three months ended March 31, 2006. These caps limit our LIBOR rate for $30,000 of our Senior Credit Facility indebtedness at a maximum rate of 4.00%. A 10% unfavorable movement in LIBOR would not expose us to material losses of earnings or cash flows.

     Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in our financial statements. The fair market value of our derivative instruments outlined above approximates a $1,123 asset as of March 31, 2006 and is based upon the amount at which it could be settled with a third party, although we have no current intention to trade any of these instruments and plan to hold them as hedges for the Senior Credit Facility. The change in the fair market value of our derivative instruments, net of income tax, was recorded in other comprehensive income (loss).

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

     In addition to our responsibilities with respect to an evaluation of our disclosure controls and procedures, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, are in the process of performing the assessments required by
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC (collectively, the "Section 404 requirements"). We were not deemed to be an Accelerated Filer for 2005 and thus the earliest we will be required to include a report on management's assessment of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K will be the year ending December 31, 2006. When applicable, our independent registered public accounting firm will also be required to attest to and report on management's assessment of the effectiveness of our internal control over financial reporting. We have been and are continuing to devote significant resources to prepare for the Section 404 requirements. There can be no assurances that once completed, management's assessment and the independent registered public accounting firm's attestation will not report any material weaknesses in our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Except as further described in the following paragraph, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time Packaging Dynamics and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Packaging Dynamics believes that none of the matters which arose during the quarter, either individually or in the aggregate are material to Packaging Dynamics.

     On March 2, 2006, a purported stockholders class action complaint, captioned Camp Ger, Inc. and Ruthy Parness v. Frank V. Tannura et al., was filed by two stockholders of the Company in the Court of Chancery of the State of Delaware against the Company, the Company's directors, Packaging Investors and Thilmany challenging the proposed merger.

     The complaint alleges causes of action for (i) illegal and unenforceable limits placed on the board of directors' exclusive authority and duties to govern the business and affairs of the Company by the stockholders agreement between the Company and Packaging Investors pursuant to which Packaging Investors has been granted special approval rights with respect to certain extraordinary corporate transactions under certain circumstances and (ii) breach of fiduciary duty against the Company's directors for not providing an effective fiduciary out for the board of directors' exercise of its continuing fiduciary duties in the sale of the Company. The complaint seeks, among other things, to enjoin the merger, to invalidate Packaging Investors' special approval rights under the stockholders agreement, to rescind any actions taken to effect the merger, to require the defendants to fully disclose all material information regarding the merger and to direct the defendants to disgorge all their profits from the merger.

     Papercon has been identified as a potentially-responsible-party ("PRP") under Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") with respect to the Constitution Road Drum Superfund Site located in Atlanta, Georgia by virtue of having allegedly sent drums, totes, or other containers to the site containing substances classified as hazardous under CERCLA. During the third quarter of 2005, the Company and other PRPs formed the Constitution Road PRP Group to develop a plan to resolve liabilities of the members at the site. The plan may include activities such as negotiation with United States Environmental Protection Agency ("EPA"), evaluation of cleanup alternatives, as well as hiring contractors to do cleanup work at the site. Based on the most current available information, the liability of the entire PRP group is estimated to be approximately $2,200 in the aggregate. During the first quarter of 2006, the Company made a payment of $76 representing Papercon's share of an initial allocation from the PRP group. The PRP group currently anticipates that the initial allocation should be sufficient to fund the cleanup and EPA's demand for past costs. However, the PRP group is still negotiating the Consent Order and Scope of Work with EPA. The Company has a reserve of $144 at March 31, 2006 related to its estimate of the Company's remaining obligations with respect to this site. However, there can be no assurances that this reserve will be adequate. Factors which are likely to impact the Company's potential liability include, but may not be limited to, the amount and content of any hazardous substances that Papercon and other parties may have sent to the site, the ultimate cost to remediate the site and the contributions of other parties towards the cost of remediation. In addition, the Company is evaluating its rights under indemnification provisions in agreements executed in connection with the acquisition of Papercon.

ITEM 6. EXHIBITS

     (a)  Exhibits

          Exhibit No.                      Description
          -----------                      -----------

               2.1 Agreement and Plan of Merger dated February 24, 2006 among the Company, Thilmany, L.L.C. and KTHP Acquisition, Inc. incorporated herein by reference to
                           Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 27, 2006.

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

                                     PACKAGING DYNAMICS CORPORATION



                                     By: /s/ PATRICK T. CHAMBLISS
                                     -------------------------------------------
                                     PATRICK T. CHAMBLISS
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

April 28, 2006